Form 10-Q
period 1997-09-30
UBICS INC
filed 1997-12-11
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     -------------------

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  34-1744587
 (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization

100 SAINTE CLAIRE PLAZA, 1121 BOYCE ROAD, PITTSBURGH, PENNSYLVANIA     15241
        (Address of Principal Executive Offices)                     (Zip Code)

                                 (412) 941-1800
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                          Outstanding at November 30, 1997
           -----                          --------------------------------
 Common Stock, $.01 par value                          6,500,000

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Balance Sheets as of December 31, 1996 and September 30, 1997

         Statements of Operations for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997

         Statements of Cash Flows for the nine months ended September 30, 1996 and 1997

         Notes to Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                  UBICS, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1996           1997
                                                     ------------  -------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
     Cash And Cash Equivalents                          $    94        $    89
     Accounts Receivable, Net Of Allowance For
        Doubtful Accounts Of $50
        And $155, Respectively                            1,343          2,938
     Unbilled Receivables                                   944          2,056
     Employee Advances                                       96            137
     Due From Principal Stockholder                          --            443
     Prepaids And Other                                      17            108
     Deferred Tax Asset                                      57             68
                                                        -------        -------
     Total Current Assets                                 2,551          5,839
                                                        -------        -------
Property And Equipment:
     Computer Equipment                                      44             98
     Furniture And Fixtures                                  15             33
     Office And Other Equipment                               4              5
                                                        -------        -------
     Total Property And Equipment                            63            136
Accumulated Depreciation                                    (13)           (25)
                                                        -------        -------
     Net Property And Equipment                              50            111
                                                        -------        -------
       Total Assets                                     $ 2,601        $ 5,950
                                                        -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Credit Facility Borrowings                         $   300        $   775
     Accounts Payable                                       518          1,105
     Payroll Liabilities                                    690          1,053
     Due To Affiliates, Net                                 483            314
     Accrued Taxes                                          294            903
     Other Current Liabilities                               87            287
                                                        -------        -------
     Total Current Liabilities                            2,372          4,437
Long-term Liabilities                                        --             --
     Total Liabilities                                    2,372          4,437
                                                        -------        -------
Stockholders' Equity:
     Preferred Stock, $.01 Par Value, 2,000,000
        Shares Authorized, No Shares Issued And
        Outstanding                                          --             --
     Common Stock, No Par Value, 20,000,000
        Shares Authorized, 5,000,000 Shares
        Issued And Outstanding                                3              3
Retained Earnings                                           226          1,510
                                                        -------        -------
     Total Stockholders' Equity                             229          1,513
                                                        -------        -------

         Total Liabilities And Stockholders' Equity     $ 2,601        $ 5,950
                                                        =======        =======





    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   Three Months                  Nine Months
                                Ended September 30,          Ended September 30,
                            ----------------------------  ---------------------------
                                1996           1997           1996          1997
                             (unaudited)   (unaudited)     (unaudited)   (unaudited)
                                                          ------------- -------------
Revenues                     $    2,738     $    5,828     $    6,149     $   14,513
Cost of revenues                  1,863          3,887          4,318          9,870
                             ----------     ----------     ----------     ----------
  Gross profit                      875          1,941          1,831          4,643
Selling, general and
  administrative expense            673            915          1,544          2,452
                             ----------     ----------     ----------     ----------
Income from operations              202          1,026            287          2,191
Interest expense                      7             17             16             38
                             ----------     ----------     ----------     ----------
Income before income                195          1,009            271          2,153
  taxes
Provision for income                100            403            139            869
                             ----------     ----------     ----------     ----------
taxes
  Net income                 $       95     $      606     $      132     $    1,284
                             ==========     ==========     ==========     ==========
Net income per share         $     0.02     $     0.12     $     0.03     $     0.26
                             ==========     ==========     ==========     ==========
Weighted average shares
  outstanding                 5,000,000      5,000,000      5,000,000      5,000,000


    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                              Nine Months
                                          Ended September 30,
                                       ---------------------------
                                           1996          1997
                                       (Unaudited)   (Unaudited)
                                       ------------- -------------
Cash flows from operating activities:
  Net income                              $ 132         $ 1,284
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                             8              12
     Changes in operating assets and
       liabilities--
       Accounts receivable, net            (925)         (1,595)
       Unbilled receivables                (600)         (1,112)
       Employee advances                    (84)            (41)
       Due from principal
       Stockholder                           --            (443)
       Due to affiliates, net               320            (169)
       Deferred tax asset                    --             (11)
       Prepaids and other                    (7)            (91)
       Bank overdraft                       (78)             --
       Accounts payable                     434             587
       Payroll liabilities                  351             363
       Accrued taxes and other
          current liabilities               263             809
                                          -----         -------
     Net cash used by
       operating activities                (186)           (407)
                                          -----         -------

Cash flows from investing activities:
  Purchases of property and
     Equipment                              (20)            (73)
                                          -----         -------
     Net cash used by investing
       activities                           (20)            (73)
                                          -----         -------

Cash flows from financing activities:
  Proceeds from borrowings                  300             475
                                          -----         -------
     Net cash provided by financing
       activities                           300             475
                                          -----         -------

Net increase (decrease) in cash
  and cash equivalents                       94              (5)
Cash and cash equivalents, at
  beginning of period                        --              94
Cash and cash equivalents, at
  end of year                             $  94         $    89
                                          =====         =======

Supplemental data:
  Cash payments for interest              $  16         $    38
  Cash payments for income taxes          $  --         $   270


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

     The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in Post-Effective Amendment No. 1 to the Company's registration statement on Form S-1, No. 333-35171, filed October 29, 1997.

2. OPERATIONS:

     UBICS, a Delaware corporation, is a provider of information technology services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, applications maintenance programming and database administration.


3. REVOLVING CREDIT FACILITY:

     The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (8.25% and 8.50% at December 31, 1996 and September 30, 1997, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company and personally guaranteed by the Company's chairman.

     Borrowings of $300 and $775 were outstanding as of December 31, 1996 and September 30, 1997, respectively.


4. RELATED PARTY TRANSACTIONS:

     As of December 31, 1996 and September 30, 1996 and 1997, the Company had a net payable to the UB Group, including UB Information and Consultancy Services Ltd. ("UB Services"), totaling $483 and $314, respectively, resulting from the Company's collection of receivables on behalf of UB Services and advances to or from the UB Group. The Company ceased collection of receivables on behalf of UB Services and ceased all other transactions with UB Services during the year ended December 31, 1996.

     As of September 30, 1997 the Company has amounts due from the principal stockholder totaling $443 resulting from expenses incurred by the Company on behalf of the UB Group.

     Certain expenses were incurred by the Company on behalf of the UB Group, of which $257 and $0 are included in selling, general and administrative expenses in the accompanying statements of operations for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

5. EARNINGS PER SHARE:

     The earnings per share calculated in the accompanying financial statements is based on a weighted average of 5,000,000 shares. On September 8, 1997, the following transactions occurred: (i) a 5,000-for-1 stock split effected in the form of a dividend; (ii) an increase in the authorized capital stock to 20,000,000 shares of common stock and 2,000,000 shares of preferred stock; (iii) a change in the par value of the common stock from no par to $.01 per share; and
(iv) the change in the
name of the Company to UBICS, Inc. Accordingly, the Company's stockholders' equity accounts and the number of shares in the accompanying financial statements have been retroactively restated to give effect to the stock split and increase in authorized capital stock.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128, there would have been no impact compared to that which has been reported.


6. SUBSEQUENT EVENTS:

     On November 4, 1997 the Company closed the offering of 1,500,000 shares of common stock at a price of $10.00 per share. Net proceeds to the Company from the sale of the 1,500,000 shares, after deduction of underwriting discounts and offering expenses, were approximately $13,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto.

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.


OVERVIEW

     UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, is a provider of IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/ server design and development, ERP package implementation and customization, applications maintenance programming and database administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

     The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of September 30, 1997, 47 IT professionals, or approximately 24% of the Company's deployed IT professionals, were placed on such projects.

     UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 44% of the Company's revenues were derived from IT professionals deployed from subcontractors for the nine months ended September 30, 1997. As of September 30, 1997, IT professionals deployed from subcontractors comprised 83 of the Company's 191 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

     Since inception the Company has developed relationships with 145 clients in a range of industries and currently has IT professionals deployed at over 80 of these clients. Although the Company's five largest clients accounted for approximately 38% of revenues for the first nine months of 1997, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                                       PERCENTAGE OF REVENUES
                                          -------------------------------------------------
                                              THREE MONTHS                  NINE MONTHS
                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          --------------------         --------------------
                                          1996          1997           1996          1997
                                          ----          ----           ----          ----
Revenues.............................     100.0%        100.0%         100.0%        100.0%
Cost of revenues.....................      68.0          66.7           70.2          68.0
                                          -----         -----          -----         -----
Gross profit.........................      32.0          33.3           29.8          32.0
Selling, general and
       administrative expense........      24.6          15.7           25.1          16.9
                                          -----         -----          -----         -----
Income from operations...............       7.4          17.6            4.7          15.1
Interest expense.....................       0.3           0.3            0.3           0.3
                                            ---         -----          -----         -----
Income before income taxes...........       7.1          17.3            4.4          14.8
Provision for income taxes...........       3.6           6.9            2.3           6.0
                                          -----         -----          -----         -----
Net income...........................       3.5%         10.4%           2.1%          8.8%
                                          =====         =====          =====         =====


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues

     Revenues for the quarter ended September 30, 1997 were $5.8 million, compared to $2.7 million for the quarter ended September 30, 1996, an increase of $3.1 million, or 113%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

     Gross profit for the third quarter of 1997 was $1.9 million, compared to $875,000 for the third quarter of 1996, an increase of $1.1 million, or 122%. Gross profit as a percentage of revenues increased to 33.3% for the third quarter of 1997, compared to 32.0% for the third quarter of 1996. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services.

Selling, General and Administrative Expense

     Selling, general and administrative expense for the quarter ended September 30, 1997 was $915,000, compared to $673,000 for the same quarter of 1996, an increase of $242,000, or 36%. Selling, general and administrative expense as a percentage of revenues decreased to 15.7% for the third quarter of 1997 from 24.6% for the third quarter of 1996. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. This increase was partially offset by the absence of expenses incurred on behalf of the UB Group during the third quarter of 1997, which totaled approximately $63,000 for the third quarter of 1996. The decrease as a percentage of revenues was primarily due to the Company's ability to support its revenue growth without a proportionate increase in management or marketing personnel and associated costs.

Interest Expense

     Interest expense for the third quarter of 1997 was $17,000, compared to $7,000 for the first nine months of 1996, an increase of $10,000, or 143%. Such increases were due to increased average borrowings under the Line of Credit.

Provision for Income Taxes

     The Company's effective tax rate was 39.9% for the quarter ended September 30, 1997 compared to 51.3% for the quarter ended September 30, 1996. The primary reason for the higher effective tax rate for the third quarter of 1996 was related to the delayed filing of tax returns pending a review of the structure of the UB Group companies in the U.S.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

     Revenues for the nine months ended September 30, 1997 were $14.5 million, compared to $6.1 million for the nine months ended September 30, 1996, an increase of $8.4 million, or 136%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals. The number of deployed IT professionals increased to 191 at September 30, 1997 from 94 at September 30, 1996, and the Company broadened its client base to 145 clients in the first nine months of 1997 from 62 clients in the first nine months of 1996.

Gross Profit

     Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the first nine months of 1997 was $4.6 million, compared to $1.8 million for the first nine months of 1996, an increase of $2.8 million, or 154%. Gross profit as a percentage of revenues increased to 32.0% for the first nine months of 1997, compared to 29.8% for the first nine months of 1996. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services.

Selling, General and Administrative Expense

     Selling, general and administrative expense consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expense for the first nine months of 1997 was $2.4 million, compared to $1.5 million for the first nine months of 1996, an increase of $908,000, or 59%. Selling, general and administrative expense as a percentage of revenues decreased to 16.9% for the first nine months of 1997 from 25.1% for the first nine months of 1996. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. This increase was partially offset by the absence of expenses incurred on behalf of the UB Group for the first nine months of 1997, which totaled approximately $188,000 for the first nine months of 1996. The decrease as a percentage of revenues was primarily due to the Company's ability to support its revenue growth without a proportionate increase in management or marketing personnel and associated costs.

Interest Expense

     Interest expense for the first nine months of 1997 was $38,000, compared to $16,000 for the first nine months of 1996, an increase of $22,000, or 138%. Such increases were due to increased average borrowings under the Line of Credit (as defined below).

Provision for Income Taxes

     The Company's effective tax rate was 40.4% for the first nine months of 1997 compared to 51.3% for the first nine months of 1996. The primary reason for the higher effective tax rate for the first nine months of 1996 was related to the delayed filing of tax returns pending a review of the structure of the UB Group companies in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company generated net proceeds of approximately $13.5 million from its underwritten initial public offering of 1,500,000 shares of Common Stock (the "Offering"). Since that time the Company has used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

     The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's rapid growth. Prior to completion of the Offering, the Company has financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate. As of September 30, 1997, the annual interest rate under the Line of Credit was 9.0%. The indebtedness under the Line of Credit was incurred by the Company for working capital and other corporate purposes. Net cash used by operating activities was $407,000 for the first nine months of 1997 compared to $186,000 for the same period in 1996.

     Capital expenditures for the first nine months of 1997 and 1996 were $73,000 and $20,000, respectively. The Company intends to use approximately $3.5 million of the net proceeds of the Offering to expand its existing operations, including approximately $3.2 million for the establishment of a recruiting and training center in India by June 1998 (including the purchase of hardware and software with respect thereto) and approximately $300,000 for the establishment of four offshore recruiting offices over the next two years. Except as set forth above, the Company currently has no material commitments for capital expenditures.

     The Company currently anticipates that the proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next 24 months.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128, there would have been no impact compared to that which has been reported.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings -- Not Applicable

Item 2.  Changes in Securities and Use of Proceeds -- Not applicable

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) The following information relates to the Company's use of the net proceeds of the Company's initial public offering (the "Offering"):

             On October 27, 1997, the Company's registration statement on
         Form S-1, No. 333-35171, became effective. The Company sold a total of 1,500,000 shares of common stock, par value $.01 per share at a price per share of $10.00 pursuant to the Offering. The Offering, which was managed by Parker/Hunter Incorporated, as lead underwriter, and Scott & Stringfellow, Inc., as co-manager, closed on November 4, 1997.

             The following table summarizes the estimated expenses incurred for the Company's account in connection with the Offering:

             Underwriting discounts                            $1,050,000
             Finder's fees                                             --
             Expenses paid to or for underwriters                      --
             Other expenses                                       470,000*
                                                               ----------
             TOTAL                                             $1,520,000

--------
* Estimated.

             The following table summarized the amount of net offering proceeds to the Company ($13,480,000) used for the purposes listed below:

             Construction of plant, building                           $0
               and facilities
             Purchase and installation of machinery                     0
               and equipment
             Acquisition of other business(es)                          0
             Repayment of indebtedness                            775,000
             Working capital                                      205,000
             Temporary investments**                           12,500,000
             Other Purposes                                             0
                                                              -----------
             Total                                            $13,480,000

--------
** Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.

Item 3. Defaults Upon Senior Securities -- Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5. Other Information -- Not Applicable

Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits:

        10.1  UBICS, Inc. 1997 Stock Option Plan(1)
        10.2  Noncompetition Agreement dated October 27, 1997 among the Company,
              Vijay Mallya and UB Information Consultancy Services Ltd.(2)
        10.3  Employment Agreement between the Registrant and Vijay Mallya(2)
        10.4  Employment Agreement between the Registrant and Manohar B. Hira(2)
        10.5  Employment Agreement between the Registrant and O'Neil Nalavadi(2)
        10.6  Employment Agreement between the Registrant and Babu Srinivas(2)
        10.7  Lease Agreement dated July 2, 1997 between the Company and BR
              Associates(1)
        10.8  Lease dated May 28, 1996 between the Company and Marin Executive
              Park, as amended(1)
        10.9  Services Agreement dated October 27, 1997 among the Company,
              Vijay Mallya and United Breweries Limited(2)
        10.10 Letter Agreement dated July 26, 1996 between PNC Bank, National
              Association and the Registrant, and Amendment to Note and
              Letter Agreement dated November 1, 1996, Second Amendment to
              Note and Letter Agreement dated April 1, 1997, Third Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth
              Amendment to Note and Letter Agreement dated September 5, 1997(1)
        10.11 Form of Director Indemnification Agreement(2) 10.12 Form of
              Sublease and Consent among the Company, Marin Executive Park and
              United Breweries of America, Inc.(2)
        10.13 Noncompetition Agreement dated October 27, 1997 among the
              Company, Vijay Mallya and United Breweries Limited(2)
        10.14 Noncompetition Agreement dated October 27, 1997 among the Company,
              Vijay Mallya and UB International Limited(2)
        10.15 Services Agreement dated October 27, 1997 among the Company,
              Vijay Mallya and UB International Limited(2)
        27    Financial Data Schedule

--------
(1) Incorporated by reference to the registrant's Registration
    Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed for the three months ended
September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UBICS, Inc.
                                  (Registrant)


Date:  December 11, 1997

                                   By: /s/ Manohar B. Hira
                                       -----------------------------------
                                           Manohar B. Hira
                                           President


                                   By: /s/ O'Neil Nalavadi
                                       -----------------------------------
                                           O'Neil Nalavadi
                                           Senior Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX

No.      Description                                                                  Page
---      -----------                                                                  ----
10.1     UBICS, Inc. 1997 Stock Option Plan(1)
10.2     Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB Information Consultancy Services Ltd.(2)
10.3     Employment Agreement between the Registrant and Vijay Mallya(2)
10.4     Employment Agreement between the Registrant and Manohar B. Hira(2)
10.5     Employment Agreement between the Registrant and O'Neil Nalavadi(2)
10.6     Employment Agreement between the Registrant and Babu Srinivas(2)
10.7     Lease Agreement dated July 2, 1997 between the Company
         and BR Associates(1)
10.8     Lease dated May 28, 1996 between the Company and Marin Executive
         Park, as amended(1)
10.9     Services Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and United Breweries Limited(2)
10.10    Letter Agreement dated July 26, 1996 between PNC Bank, National
         Association and the Registrant, and Amendment to Note and Letter
         Agreement dated November 1, 1996, Second Amendment to Note and Letter
         Agreement dated April 1, 1997, Third Amendment to Note and Letter
         Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter
         Agreement dated September 5, 1997(1)
10.11    Form of Director Indemnification Agreement(2)
10.12    Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(2)
10.13    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and United Breweries Limited(2)
10.14    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB International Limited(2)
10.15    Services Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB International Limited(2)
27       Financial Data Schedule


---------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.