Form 10-K405
period 1997-12-31
UBICS INC
filed 1998-03-31
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------------

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    34-1744587
 (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

100 SAINTE CLAIRE PLAZA, 1121 BOYCE ROAD, PITTSBURGH, PENNSYLVANIA     15241
           (Address of Principal Executive Offices)                 (Zip Code)

                                 (724) 941-1800
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
  par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      [ x ]    No      [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 25, 1998 (based on the closing price of such stock on the Nasdaq National Market on such date) was $37,097,014.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 25, 1998 was 6,500,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K:

(1) Portions of the registrant's definitive proxy statement to be mailed to stockholders on or about April 13, 1998 in connection with the registrant's annual meeting of stockholders to be held on May 14, 1998 (Part III).

                                   UBICS, INC.

                                    FORM 10-K

                                        TABLE OF CONTENTS
PART I                                  -----------------                                        Page
                                                                                                 ---
Item 1.           Business                                                                        1

Item 2.           Properties                                                                      7

Item 3.           Legal Proceedings                                                               7

Item 4.           Submission of Matters to a Vote of Security Holders                             7

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters           8

Item 6.           Selected Financial Data                                                         9

Item 7.           Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                         10

Item 8.           Financial Statements and Supplemental Financial Data                            14

                  Report of Management                                                            15

                  Report of Independent Public Accountants                                        16

                  Balance Sheets as of December 31, 1996 and December 31, 1997                    17

                  Statements of Operations for the years ended December 31, 1995, 1996 and 1997   18

                  Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1995, 1996 and 1997                                                19

                  Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997   20

                  Notes to Financial Statements                                                   21

PART III

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            27

Item 10.          Directors and Executive Officers of the Registrant                              27

Item 11.          Executive Compensation                                                          27

Item 12.          Security Ownership of Certain Beneficial Owners and Management                  27

Item 13.          Certain Relationships and Related Transactions                                  27

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                 27

SIGNATURES                                                                                        30


PART I

ITEM 1.  BUSINESS

SUMMARY

    UBICS is a provider of information technology ("IT") professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, applications maintenance programming and database administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. Since commencement of full operations in 1994, the Company's revenues have grown from $303,000 for 1994 to $9.1 million for 1996 and to $20.6 million for 1997. The Company attributes its growth in revenues primarily to an increased focus on higher value-added services, particularly ERP package implementation and customization services and an increase in the number of IT professionals deployed at client sites.

    During 1997, UBICS provided IT professional services to over 130 clients in a range of industries and locations. The Company's clients include Caterpillar, CompUSA, El Paso Natural Gas, Fruit of the Loom, Ralston Purina and The Hartford. UBICS' high standards for responsiveness and service quality promote growing client relationships and recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 210 IT professionals deployed with its clients in the U.S.

    One of the key factors supporting UBICS' growth has been its ability to recruit and deploy, on short notice, skilled IT professionals. The Company recruits IT professionals from India and other countries worldwide. In order to ensure a continuous supply of IT professionals for higher value-added specialties, the Company intends to establish a recruiting and training center in India with the recruiting center expected to be completed by June 1998 and the training center expected to be in operation by the fall of 1998. The Company will use this center to enhance its recruiting efforts and to train its IT professionals prior to placement. The Company also selectively uses the substantial resources and established reputation of its affiliate, the UB Group, to support its recruiting efforts. The UB Group is a multinational group of companies headquartered in Bangalore, India with operations in Asia, the Far East, the Middle East, Africa, Europe and the U.S. The UB Group consists of companies under the control of Vijay Mallya, Chairman of the Company and the indirect beneficial owner of 67% of the outstanding shares of common stock of the Company. Companies in the UB Group are principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products and in the hotel and resort business. The worldwide revenue of the companies in the UB Group is currently approximately $1 billion per annum.


SERVICES

    The Company's IT professionals help clients identify, analyze and solve data processing and computing problems in such areas as: (i) client/server design and development; (ii) ERP package implementation and customization; (iii) applications maintenance programming, including Year 2000 conversion services; and (iv) database and system administration. These services are provided in a variety of computing environments utilizing leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, computer-aided software engineering ("CASE") tools, ERP packages, groupware and advanced networking and communications technologies. The Company's engagements cover every aspect of the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support.

    All of the Company's services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client's project team. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, smaller tasks of three months in duration involving a single IT professional to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that cannot be quickly replaced.

    ERP software services consist primarily of assisting clients in implementing and customizing package application software on client/server systems. Clients seeking these services are generally businesses that are migrating from legacy mainframe applications or are implementing enterprise-wide client/server architectures. The Company believes that as package software companies such as Baan and PeopleSoft further enhance the functionality and performance of their products and such products become more widely used, ERP software services will continue to present an increasing opportunity for the Company.

    The Company is seeking to expand the volume of ERP software services that it provides by developing relationships with package software firms. In addition, the Company intends to purchase additional hardware and software and supporting facilities that will enable it to train its IT professionals in the use and implementation of such ERP package software. The market for ERP software services is an attractive one for the Company because such projects have a longer duration, are billed at higher rates and carry higher margins. The Company also continually adjusts the scope of services which it provides in order to meet the changing needs of its clients.

    The Company's services are described below:

   ----------------------------- ----------------------------------- -----------------------------
          UBICS SERVICES                   METHODS/TOOLS                     DESCRIPTION

   ----------------------------- ----------------------------------- -----------------------------
   Client/Server Design and      o Tools/Languages:                  o System design
   Development                     PowerBuilder, Visual Basic,       o Requirements analysis and
                                   Developer 2000, Delphi, SQL          definition
                                   Windows, Visual C++, Java,        o Data modeling
                                   Lotus Notes, Smalltalk            o Prototyping
                                                                     o Development
                                 o Databases: Oracle,                o Testing and
                                   Informix, Sybase, SQL Server,        implementation
                                   Unify                             o Network design
                                                                     o Internet/intranet
                                 o CASE Tools: ER-Win,                 solutions
                                   Designer 2000, IEF                o Legacy transformation/
                                                                        data porting

   ----------------------------- ----------------------------------- -----------------------------
   ERP Package Implementation    o ERP Packages: Baan,               o Implementation of
   and Customization               PeopleSoft, Oracle, SAP              packaged
                                                                        software solutions
                                                                     o Customization
                                                                     o Integration
                                                                     o Data modeling
                                                                     o System support
                                                                     o Database
                                                                        administration
                                                                     o End-user training

   ----------------------------- ----------------------------------- -----------------------------
   Applications Maintenance      o Programming Environments:         o System design
   Programming                     COBOL, CICS, PL/1,                o Development
                                   RPG/400, COBOL/400                o Program conversion
                                                                     o Data conversion
                                 o Databases: DB2, IMS, IDMS         o User interface conversion
                                                                     o Testing and
                                 o Y2K Tools: MicroFocus                implementation
                                   Revolve                           o Date conversion

   ----------------------------- ----------------------------------- -----------------------------
    Database and System          o Databases: Oracle,                o Database administration
    Administration                 Informix, Sybase, SQL Server,     o Datawarehousing
                                   Unify                             o Network administration
                                 o Tools: HP OpenView,               o Unix and Windows NT
                                   CiscoWorks, Bytex Network            System administration
                                   Management System,
                                   AT&T OneVision
   ----------------------------- ----------------------------------- -----------------------------


SALES AND MARKETING

    UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 16 professionals. The Company serves the U.S. market primarily through its headquarters in Pittsburgh, Pennsylvania. UBICS leverages the mobility of its IT professionals and its centralized, low-overhead sales and marketing effort to service all areas of the U.S.

    The Company's sales force is organized primarily by geographic region. The Company's sales professionals are responsible for managing client relationships and identifying new business opportunities within their assigned regions. UBICS' sales professionals are required to meet monthly targets for new accounts and placements, based upon the experience and tenure of the sales professional. Compensation of sales professionals is based heavily upon incentives for strong financial performance, including gross margin contribution, within their region.

    In addition to its geographic focus, the Company has recognized the rapid growth in ERP implementations as well as the specialized requirements of these projects, and is focusing specifically on this sector. Over one-fifth of the Company's IT professionals were placed in ERP projects as of December 31, 1997.

    The Company's sales organization employs a variety of methods to identify potential clients and industry trends, including referrals from existing clients and the Company's IT professionals. The Company's sales professionals begin the sales process by identifying and analyzing the prospective client's existing software configuration and development requirements, and the size and scope of its internal IT resources. The sales professional then submits a proposal with the resumes of IT professionals having skills that match the prospective client's project requirements. The Company's ability to closely match its IT professionals with the client's IT needs enables the Company's sales professionals to offer a 30 day guarantee. If the client is not satisfied with an IT professional's services during the first 30 days of an assignment, the Company will not charge the client for such professional's services. After the client has engaged the Company, the sales professional continuously monitors and builds the relationship between the client and the IT professionals to ensure client satisfaction and the successful progress and completion of the assignment.

    While the Company's focus remains on expanding its sales and marketing efforts in the U.S., it intends to increase its international operations by opening offices in South Africa, the United Kingdom, Singapore and the Middle East where the UB Group has an established presence. The Company believes it will benefit from the UB Group's existing presence and reputation for quality and by leveraging cost-effectively the UB Group's infrastructure in those areas. The Company intends to use the UB Group's established offices in those locations and UB Group personnel and support services at such offices until the Company's own offices have been established. The Company's cost of using such offices, personnel and support services will be based on the UB Group's cost and allocable overhead, which the Company believes is a cost-effective method of increasing its international operations.

    In addition to UBICS' pursuit of new clients, the Company actively markets its services to its existing clients, seeking to proactively meet the needs of its clients and maximize placement success. The Company's success in developing and retaining clients is due, in large part, to its ability to maintain a continuous supply of qualified IT professionals.

CLIENTS

    Substantially all of the Company's clients are large and mid-sized companies, systems integrators or other significant users of IT. During 1997, the Company provided services to over 130 clients in a range of industries in the U.S. During 1997, approximately 31% of the Company's revenues were derived from its top five clients--El Paso Natural Gas, The Hartford, Access Graphics, Advance Auto Parts and CompUSA. El Paso Natural Gas accounted for approximately 14% and 10% of the Company's revenues for 1996 and 1997, respectively.

    The following is a partial list of organizations to which the Company has provided, or is providing, services:

      TECHNOLOGY                     RETAIL                      INDUSTRIAL
      ----------                     ------                      ----------
   Access Graphics             Advance Auto Parts               Caterpillar
         AMP                       Blockbuster                    Cummins
         Baan                        CompUSA                El Paso Natural Gas
 Computer Associates          Home Shopping Network           General Electric
Hughes Network Systems         Long John Silver's             Johnson Controls
  NextLevel Systems                   Sears                          PPG
        Oracle                                                      Xerox

                    CONSUMER PRODUCTS              FINANCIAL
                    -----------------              ---------
                    Fruit of the Loom              Associates
                       McGraw-Hill                 Equitable
                        Paramount                  GE Capital
                   Philips Electronics             State Farm
                      Ralston Purina              The Hartford


    The Company seeks to provide high quality, responsive service in order to maximize its client retention rate and secure follow-on engagements. A significant number of the Company's clients have selected UBICS to provide additional services.

HUMAN RESOURCES

    The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 1997, the Company had 190 IT professionals deployed at client sites. The Company currently has five full-time resource managers dedicated to recruiting IT professionals and managing human resources, all of whom have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting manager dedicated to managing relationships with the Company's network of subcontractors. UBICS takes a proactive approach to recruiting based on skills requirements forecasts. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

    As a result of its affiliation with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. A priority for the Company is the expansion of its recruiting and training infrastructure in India. In addition, the Company plans to expand its global recruiting network by opening offices in South Africa, the United Kingdom, Singapore and the Middle East and other countries where the UB Group has an established presence.

    UBICS employs a stringent selection method that consists of a three-stage interview process. During the first stage, a general interview is conducted to gather background information and references. The candidate next has a technical interview with a UBICS resource manager or IT professional. During the final step, a sales professional interviews the candidate to assess the candidate's client interaction skills and to verify the candidate's suitability for assignment to a project in the U.S.

    The Company believes that the qualifications of its IT professionals give it a competitive edge. To maintain and enhance their skills, UBICS IT professionals attend training workshops and seminars where they learn to use the latest tools and techniques. The Company intends to use its training facility in India, when established, to train UBICS IT professionals in ERP software packages and other higher value-added technologies, and thereby enhance the skill base of such professionals.

    The Company maintains a database which catalogs the technical profiles, location, availability, mobility and other factors relating to available IT professionals. This database enables the Company to quickly identify and deploy appropriate IT professionals for various client engagements.

    The Company's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 1997, the Company had 154 employees comprised of 120 IT professionals, 11 sales and marketing personnel and 23 general and administrative personnel. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

    The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 vendor subcontractors located worldwide. As of December 31, 1997, 80 of its deployed IT professionals, or approximately 42%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company's advantage, however, to maintain this subcontractor network to help meet its clients' needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

    The Company has a focused employee retention strategy that includes career planning, training and benefits.

COMPETITION

    The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, contract programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources or limit the number of outside service providers to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, quality of service and perceived value. The Company believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY RIGHTS

    The Company relies upon a combination of nondisclosure and other contractual arrangements, including entering into confidentiality agreements with its employees, and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has filed a U.S. trademark registration application covering the service mark "UBICS" which, if granted, would give the Company the presumption of ownership in the U.S. of the "UBICS" mark for the services identified in the registration. Although the Company does not deem trademarks or service marks to be material to its business, when in its best interests, the Company seeks such protection for its services. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

U.S. REGULATION OF IMMIGRATION

     The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. If in future years this limit is reached, the Company may be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 2. PROPERTIES

    The Company's corporate headquarters is located in the Pittsburgh suburb of Upper St. Clair, Pennsylvania. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this 4,838 square foot facility which is leased by the Company pursuant to a lease agreement which expires on May 31, 1999. The Company believes that this location has sufficient space for its current and anticipated near-term needs. The Company also leases a 4,439 square foot office in the San Francisco suburb of Sausalito, California pursuant to a lease agreement which expires on June 2, 1999 for use as a sales and marketing office. The Company subleases approximately 3,000 square feet of this space to its affiliate, the UB Group, pursuant to a sublease agreement which will expire on June 2, 1999.


ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of its stockholders during the quarter ended December 31, 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information:

     The sole class of outstanding equity securities of the Company is its common stock, par value $.01 per share (the "Common Stock"). The Common Stock is traded on the Nasdaq National Market under the symbol "UBIX". The following table sets forth, for the period indicated, the range of high and low closing sale prices for the Common Stock on the Nasdaq National Market. The Common Stock commenced trading on the Nasdaq National Market on October 31, 1997 at an initial public offering price of $10.00 per share.

       Quarter Ended                   High                  Low
       -------------                   ----                  ---

       December 31, 1997             $16 3/8               $11 3/4

     As of March 26, 1998 there were approximately 109 record holders of Common Stock.

     The Company has never paid dividends on its Common Stock. The Company currently intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment in the future of cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

     (b) Use of Proceeds of Initial Public Offering:

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

     The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

             Underwriting discounts                           $1,050,000
             Finder's fees                                        --
             Expenses paid to or for underwriters                 --
             Other expenses                                      775,000
                                                              ----------

             TOTAL                                            $1,825,000

         The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

               Construction of plant, building                  $        --
                 and facilities
               Purchase and installation of machinery                    --
                 and equipment
               Acquisition of other business(es)                         --
               Repayment of indebtedness                            775,000
               Working capital                                      550,000
               Temporary investments*                            11,850,000
               Other purposes                                            --
                                                                -----------
               Total                                            $13,175,000
                                                                ===========

----------
*Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.


ITEM 6.  SELECTED FINANCIAL DATA


                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                     INCOME STATEMENT DATA:                 1995          1996         1997
                --------------------------------           ------        ------       -------
                Revenues........................           $1,454        $9,072       $20,549
                Cost of revenues................              994         6,373        13,895
                                                           ------        ------       -------
                Gross profit....................              460         2,699         6,654
                Selling, general and
                  administrative expense(1).....              452         2,227         3,538
                                                           ------        ------       -------
                Income from operations..........                8           472         3,116
                Interest income (expense), net..               --           (23)           71
                                                           ------        ------       -------
                Income before income taxes......                8           449         3,187
                Provision for income taxes......                5           230         1,307
                                                           ------        ------       -------
                Net income......................               $3          $219        $1,880
                                                           ======        ======       ========
                Basic and diluted earnings
                  per share.....................            $0.00         $0.04         $0.36
                                                           ======        ======       =======
                Weighted average shares.........            5,000         5,000         5,259
                Diluted average shares..........            5,000         5,000         5,275

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                 BALANCE SHEET DATA:                        1995          1996         1997
                 ---------------------                     ------        ------      -------
                 Working capital...............              $(25)         $179      $15,158
                 Total assets..................               619         2,601       18,132
                 Total debt....................                78           300          ---
                 Total stockholders' equity....                10           229       15,284


-----------------

 (1)Includes expenses of $257 incurred on behalf of the UB Group for the year ended December 31, 1996. Beginning January 1, 1997, such expenses ceased to be incurred by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 8 of this report.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.


OVERVIEW

         UBICS, founded in 1993, is a provider of IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, ERP package implementation and customization, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India.

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of December 31, 1997, 48 IT professionals, or approximately 23% of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 42% of the Company's revenues were derived from IT professionals deployed from subcontractors during 1997. As of December 31, 1997, IT professionals deployed from subcontractors comprised 80 of the Company's 190 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 175 clients in a range of industries and currently has IT professionals deployed at over 90 of these clients. Although the Company's five largest clients accounted for approximately 31% of revenues for 1997, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                          PERCENTAGE OF REVENUES
                                                   ----------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                    1995          1996          1997
                                                    -----         -----         -----
       Revenues.............................        100.0%        100.0%        100.0%
       Cost of revenues.....................         68.3          70.3          67.6
                                                    -----         -----         -----
       Gross profit.........................         31.7          29.7          32.4
       Selling, general and administrative
       expense(1)...........................         31.1          24.5          17.2
                                                    -----         -----         -----
       Income from operations...............          0.6           5.2          15.2
       Interest income (expense), net.......           --          (0.3)          0.3
                                                    -----         -----         -----
       Income before income taxes...........          0.6           4.9          15.5
       Provision for income taxes...........          0.4           2.5           6.4
                                                    -----         -----         -----
       Net income...........................          0.2%          2.4%          9.1%
                                                    =====         =====         =====

-----------
(1) Includes expenses incurred on behalf of the UB Group of 2.8% of total revenue for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Revenues for the year ended December 31, 1997 were $20.6 million, compared to $9.1 million for the year ended December 31, 1996, an increase of $11.5 million, or 127%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals. The number of deployed IT professionals increased to 190 at December 31, 1997 from 110 at December 31, 1996, and the Company broadened its client base to 175 clients in 1997 from 79 clients in 1996.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 1997 was $6.7 million, compared to $2.7 million for 1996, an increase of $4.0 million, or 147%. Gross profit as a percentage of revenues increased to 32.4% for 1997, compared to 29.7% for 1996. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services, and an increase in the ratio of UBICS IT professionals to subcontractor professionals deployed by UBICS.

Selling, General and Administrative Expense

         Selling, general and administrative expense consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expense for 1997 was $3.5 million, compared to $2.2 million for 1996, an increase of $1.3 million, or 59%. Selling, general and administrative expense as a percentage of revenues decreased to 17.2% for 1997 from 24.5% for 1996. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. This increase was partially offset by the absence of expenses incurred on behalf of the UB Group for 1997, which totaled approximately $257,000 for 1996. The decrease as a percentage of revenues was primarily due to the Company's ability to support its revenue growth without a proportionate increase in management or marketing personnel and associated costs.

Interest Income (Expense), Net

         Interest income for 1997 was $71,000, compared to interest expense of $23,000 for 1996. The increase resulted from increased interest income from the investment of the net proceeds of the Offering, which was partially offset by an increase in average borrowings under the Line of Credit (as defined below).

Provision for Income Taxes

         The Company's effective tax rate was 41.0% for 1997 compared to 51.2% for 1996. The primary reason for the higher effective tax rate for 1996 was related to the delayed filing of tax returns pending a review of the structure of the UB Group companies in the U.S.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

    Revenues for the year ended December 31, 1996 were $9.1 million, compared to $1.5 million for the year ended December 31, 1995, an increase of $7.6 million, or 524%. Approximately 85% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 15% of the increase in revenues was due to higher average hourly billing rates resulting from increased demand for IT professionals. The number of deployed IT professionals increased to 110 at December 31, 1996 from 40 at December 31, 1995, and the Company broadened its client base to 79 clients in 1996 from 27 clients in 1995.

Gross Profit

    Gross profit for 1996 was $2.7 million, compared to $460,000 for 1995, an increase of $2.2 million, or 486%. Gross profit as a percentage of revenues decreased to 29.7% for 1996 from 31.7% for 1995. The decrease in gross profit as a percentage of revenues resulted primarily from higher average costs for IT professionals due to the increased demand for such professionals.

Selling, General and Administrative Expense

    Selling, general and administrative expense for 1996 was $2.2 million, compared to $452,000 for 1995, an increase of $1.8 million, or 392%. Selling, general and administrative expense as a percentage of revenues decreased to 24.5% for 1996 from 31.1% for 1995. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. The increase in expense was also due to expenses of $257,000 for 1996 incurred on behalf of the UB Group. The decrease as a percentage of revenues was primarily due to increased operating efficiencies.

Interest Expense

     Interest expense for 1996 was $23,000, reflecting borrowings under the Line of Credit. The Company had no interest expense for 1995.

Provision for Income Taxes

    The Company's effective tax rate was 51.2% for 1996. The primary reasons for the difference between the effective tax rate and the federal statutory rate are
(i) state income taxes and (ii) the delayed filing of tax returns pending a review of the structure of the UB Group companies in the U.S. On September 8, 1997, the Company filed its 1995 and 1996 federal and state income tax returns and paid such taxes and estimated penalties and interest. Due to the low levels of income recorded for 1995 and prior periods, the Company believes that the effective tax rates for these periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company generated net proceeds of approximately $13.2 million from its initial public offering of 1,500,000 shares of Common Stock (the "Offering"). Since that time the Company has used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's rapid growth. Prior to completion of the Offering, the Company has financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate (as of December 31, 1997, the annual interest rate under the Line of Credit was 9.0%). As of December 31, 1997, no borrowings were outstanding under the Line of Credit. Net cash used by operating activities was $83,000 for 1997 compared to $181,000 for 1996.

         Capital expenditures for 1997 and 1996 were $96,000 and $25,000, respectively. The Company intends to use approximately $3.5 million of the net proceeds of the Offering to expand its existing operations, including approximately $3.2 million for the establishment of a recruiting and training center in India by June (including the purchase of hardware and software with respect thereto) and approximately $300,000 for the establishment of four offshore recruiting offices over the next two years. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through fiscal 1999.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), the objective of which is to report and disclose a measure ("comprehensive income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998.

OTHER MATTERS

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that its principal staffing and financial systems, which are licensed from and maintained by third party software development companies are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL DATA

         The financial statements and supplemental financial data required by this Item are set forth on the following pages.

                              REPORT OF MANAGEMENT

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


         The accompanying financial statements of UBICS, Inc. have been prepared by management, who are responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

         Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the Company's financial records reflect authorized transactions of the Company. The system of internal controls included widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

         The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 16 of this Form 10-K. As part of its audit of the Company's financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

         The Board of Directors will pursue its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are nonemployee directors. The independent public accountants will have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting.


/s/ VIJAY MALLYA
----------------------
Vijay Mallya
Chairman and Director


/s/ O'NEIL NALAVADI
----------------------
O'Neil Nalavadi
Senior Vice President and Chief Financial Officer
  and Director


March 25, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc.:

    We have audited the accompanying balance sheets of UBICS, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
    February 18, 1998

                                   UBICS, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                      DECEMBER 31,
                                                  ---------------------
                                                    1996         1997
                                                  -------      --------
                   ASSETS
Current assets:
  Cash and cash equivalents .................     $    94      $ 12,790
  Accounts receivable, net of allowance for
     doubtful accounts of $50 and $185, .....       1,343         2,777
     respectively
  Unbilled receivables ......................         944         1,966
  Employee advances .........................          96           170
  Prepaids and other ........................          17           169
  Due from affiliates, net ..................          --            33
  Deferred tax asset ........................          57           101
                                                  -------      --------
     Total current assets ...................       2,551        18,006
                                                  -------      --------
Property and equipment:
  Computer equipment ........................          44           110
  Furniture and fixtures ....................          15            45
  Office and other equipment ................           4             4
                                                  -------      --------
     Total property and equipment ...........          63           159
  Accumulated depreciation ..................         (13)          (33)
                                                  -------      --------
     Net property and equipment .............          50           126
                                                  -------      --------
          Total assets ......................     $ 2,601      $ 18,132
                                                  =======      ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Credit facility borrowings ................     $   300      $     --
  Accounts payable ..........................         518           923
  Payroll liabilities .......................         690         1,060
  Due to affiliates, net ....................         483            --
  Accrued taxes .............................         294           556
  Other current liabilities .................          87           309
                                                  -------      --------
     Total current liabilities ..............       2,372         2,848
Long-term liabilities .......................          --            --
     Total liabilities ......................       2,372         2,848
                                                  -------      --------
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding ............................          --            --
  Common stock, $.01 par value, 20,000,000
     shares authorized, 5,000,000 and
     6,500,000 shares, respectively,
     issued and outstanding ......................      3            65
  Additional paid-in capital ................          --        13,160
  Retained earnings .........................         226         2,059
                                                  -------      --------
     Total stockholders' equity .............         229        15,284
                                                  -------      --------
          Total liabilities and stockholders'
            equity ..........................     $ 2,601      $ 18,132
                                                  =======      ========



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------
                                  1995            1996            1997
                               ----------     -----------      ----------
Revenues .................     $    1,454     $     9,072      $   20,549
Cost of revenues .........            994           6,373          13,895
                               ----------     -----------      ----------
  Gross profit ...........            460           2,699           6,654
Selling, general and
  administrative expense .            452           2,227           3,538
                               ----------     -----------      ----------
Income from operations ...              8             472           3,116
Interest income (expense),
net ......................             --             (23)             71
                               ----------     -----------      ----------
Income before income
taxes ....................              8             449           3,187
Provision for income taxes              5             230           1,307
                               ----------     -----------      ----------
  Net income .............     $        3     $       219      $    1,880
                               ==========     ===========      ==========
Basic and diluted earnings
  per share ..............     $     0.00     $      0.04      $     0.36
                               ==========     ===========      ==========

Weighted average shares
  outstanding ............      5,000,000       5,000,000       5,258,904
Diluted average shares
outstanding ..............      5,000,000       5,000,000       5,274,825





   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK
                                  -------------------
                                                       ADDITIONAL                TOTAL
                                                        PAID-IN    RETAINED   STOCKHOLDERS
                                    SHARES     AMOUNT   CAPITAL    EARNINGS      EQUITY
                                    ------     ------   -------    --------      ------
Balance, December 31, 1994        5,000,000     $ 3          --     $     4      $     7
  Net income ...............             --      --          --           3            3
                                  ---------     ---     -------     -------      -------
Balance, December 31, 1995..      5,000,000       3          --           7           10
  Net income ...............             --      --          --         219          219
                                  ---------     ---     -------     -------      -------
Balance, December 31, 1996..      5,000,000       3          --         226          229
  Issuance of common stock..      1,500,000      15      13,160          --       13,175
  Stock split in the form
  of a dividend ............             --      47          --         (47)          --
  Net income ...............             --      --          --       1,880        1,880
                                  ---------     ---     -------     -------      -------
Balance, December 31, 1997..      6,500,000     $65     $13,160     $ 2,059      $15,284
                                  =========     ===     =======     =======      =======





   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                              YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                          1995         1996         1997
                                          ----         ----         ----

Cash flows from operating activities:
   Net income .......................     $   3      $   219      $  1,880
   Adjustments to reconcile net
      income to net cash
      provided by
      operating activities--
      Depreciation ..................         4            9            20
      Changes in operating
      assets and liabilities--
        Accounts receivable, net ....      (248)      (1,062)       (1,434)
        Unbilled receivables ........      (234)        (670)       (1,022)
        Employee advances ...........       (16)         (73)          (74)
        Due to affiliates, net ......       138          258          (516)
        Deferred tax asset ..........        --          (57)          (44)
        Prepaids and other ..........        (5)         (11)         (152)
        Bank overdraft ..............        78          (78)           --
        Accounts payable ............       157          342           405
        Payroll liabilities .........        71          619           370
        Accrued taxes and other
           current liabilities ......        52          323           484
                                          -----      -------      --------
      Net cash used by
        operating activities ........        --         (181)          (83)
                                          -----      -------      --------
 Cash flows from investing
   activities:
   Purchases of property and
      equipment .....................       (38)         (25)          (96)
                                          -----      -------      --------
      Net cash used by
        investing activities ........       (38)         (25)          (96)
                                          -----      -------      --------
 Cash flows from financing
   activities:
   Net borrowings (payments)
   under credit facility ............        --          300          (300)
   Net proceeds from issuance of
   common stock .....................        --           --        13,175
                                          -----      -------      --------
      Net cash provided by
        financing activities ........        --          300        12,875
                                          -----      -------      --------

 Net increase (decrease) in cash
   and cash equivalents .............       (38)          94        12,696

 Cash and cash equivalents, at
   beginning of year ................        38           --            94
                                          -----      -------      --------
 Cash and cash equivalents, at
   end of year ......................     $  --      $    94      $ 12,790
                                          =====      =======      ========
 Supplemental data:
   Cash payments for interest .......     $  --      $    23      $     39

   Cash payments for income taxes ...     $  --      $    --      $    775






   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. OPERATIONS:

    UBICS, Inc. ("UBICS" or "the Company"), a Delaware corporation, provides information technology professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, applications maintenance programming and database and systems administration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accompanying financial statements reflect the application of the following significant accounting policies:

Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

    The Company recognizes revenue on its time-and-materials contracts as the services are performed for clients.

Unbilled Receivables

    Unbilled receivables represent time and materials provided to customers in the last month of each fiscal period which are billed early in the following month.

Property and Equipment

    Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

                                                      YEARS
                                                      -----
                          Computer equipment......      5
                          Furniture and fixtures..      7
                          Office and other
                          equipment...............      7

Disclosures about Fair Value of Financial Instruments

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments (SFAS NO. 107)," during 1996.

    The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

        Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

        Long-Term Debt--The fair values and carrying amounts of the Company's line of credit are deemed to be approximately equivalent as it bears interest at a floating rate based upon current market rates.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The majority of the Company's projects with customers, including those related to year 2000 conversion, generally provide that the Company will supply consultants to perform agreed-upon procedures under the customer's supervision. The Company's responsibility under these agreements with respect to each application is subject to satisfactory acceptance testing of such procedures within a limited, specified period of time. At this time, the Company is unable to quantify the potential risk to the Company from future claims in the event that certain applications are not converted or do not perform in accordance with mutually agreed-upon acceptance criteria in the year 2000, which is beyond the limited, specific period of time set forth in the agreements. Nonetheless, management does not believe that claims that may arise as a result of the above will have a significant impact on either the financial position or the results of operations of the Company.

3. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

    The Company has derived a significant portion of its revenues from a relatively limited number of clients.

    The following table presents the Company's five largest clients during each of the years ended December 31, 1995, 1996 and 1997 and the approximate percentage of revenue from each client for the respective periods:


                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                       1995       1996      1997
                                                       ----       ----      ----
       Client A....................................     12%        --        --
       Client B....................................     18%        14%       10%
       Client C....................................     13%        --        --
       Client D....................................     10%        --        --
       Client E....................................     --          8%        9%
       Client F....................................     --          8%       --
       Client G....................................     --          7%        5%
       Client H....................................     --          6%       --
       Others, individually and collectively less
         than 10% of revenue.......................      7%        --         7%
                                                       ----       ----      ----
            Total of Five Largest Clients..........     60%        43%       31%


    The Company grants credit to clients based upon management's assessment of their creditworthiness. The Company's revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.

4. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000,000, bear interest at prime (8.25% and 8.50% at December 31, 1996 and 1997, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company. The revolving credit facility was personally guaranteed by the Company's chairman. This personal guarantee terminated in connection with the Company's initial public offering.

    Borrowings of $300,000 and $0 were outstanding as of December 31, 1996 and December 31, 1997, respectively.

    Average outstanding borrowings under this arrangement were $250,438 and $474,658 for the years ended December 31, 1996 and 1997, respectively.

5. LEASE OBLIGATIONS:

    The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $39,594, $126,448 and $165,093, respectively, for the years ended December 31, 1995, 1996 and 1997.

    Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows as of December 31, 1997:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
                         1998.......           $200,303
                         1999.......             96,356
                         2000.......              2,624
                                               --------
                         Totals.....           $299,283
                                               ========

6. RELATED PARTY TRANSACTIONS:

    As of December 31, 1996, the Company had a net payable to the UB Group, including UB Information and Consultancy Services Ltd. ("UB Services"), totaling $483,483 resulting from the Company's collection of receivables on behalf of UB Services and advances to or from the UB Group. The Company ceased collection of receivables on behalf of UB Services and ceased all other transactions with UB Services during the year ended December 31, 1996.

    As of December 31, 1997, the Company had a net receivable from the UB Group totaling $33,499 resulting from expenses incurred by the Company on behalf of the UB Group.

    Certain expenses were incurred by the Company on behalf of the UB Group, of which $0, $256,818, and $0 are included in selling, general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1995, 1996 and 1997, respectively.

7. STOCK-BASED COMPENSATION:

    Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") for directors, executive officers and other key employees. The Compensation Committee of the Board of Directors is authorized to grant stock options (with or without stock appreciation rights). The Plan provides for the issuance of up to 750,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," net income for the year ended December 31, 1997 would have been reduced by $71,000 and basic and diluted earnings per share would have been reduced by $0.01 per share for the same period.

    In 1997, options covering a total of 437,500 shares of Common Stock were granted under the Plan. The right to purchase these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity for the year ended December 31, 1997 follows:



SUMMARY OF STOCK OPTIONS                     Weighted Average
                                Options       Exercise Price
                                -------       --------------
Beginning of year .........          --              --
Options: ..................
  Granted .................     437,500          $10.00
  Forfeitures .............          --              --
  Exercised ...............          --              --
                                -------
End of year ...............     437,500          $10.00
                                =======          ======
Options exercisable at
  December 31, 1997 .......          --              --
                                =======          ======
Weighted average fair value
  of options granted during
  the year* ...............     $  2.93
                                =======

    *The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997:

          Risk free interest rate............                5.7%
          Expected dividend yield............                0.0%
          Expected life of options...........              3 yrs.
          Expected volatility rate...........               32.9%

    There were 312,500 shares reserved for future grants under the Plan at December 31, 1997.

8. INCOME TAXES:

    The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized for temporary differences between the tax and financial bases of the Company's assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the year ended December 31, 1996 and 1997:


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1996           1997
                                                               ----           ----
           Federal income taxes at the
             statutory rate......................            $140,897      $1,127,292
           State income taxes at the statutory
             rate, net of federal benefit........              22,792         171,617
           Penalties and interest................              66,000           9,000
                                                             --------      ----------
           Provision for income taxes............            $229,689      $1,307,909
                                                             ========      ==========


    The provision for income taxes as shown in the accompanying statement of operations for the year ended December 31, 1996 and 1997 included the following components:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1996            1997
                                                         ----            ----
           Current federal provision..........         $253,297       $1,217,292
           Current state provision............           33,203          191,462
           Deferred federal provision.........          (48,900)         (87,150)
           Deferred state provision...........           (7,911)         (13,695)
                                                       --------       ----------
           Provision for income taxes.........         $229,689       $1,307,909
                                                       ========       ==========

    The components of the deferred tax asset as of December 31, 1996 and 1997 were as follows:


                                                              DECEMBER 31,
                                                        ---------------------
                                                         1996          1997
                                                         ----          ----
            Allowance for doubtful accounts             $19,750       $54,675
            Accrued liabilities..........                37,061        46,170
                                                        -------      --------
            Deferred tax asset...........               $56,811      $100,845
                                                        =======      ========


9. EARNINGS PER SHARE:

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 during 1997. The earnings per share as previously reported were not impacted by the adoption of SFAS No. 128.

    Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the assumed conversion of all dilutive securities.

    The following table sets forth the computation of earnings per share for the periods indicated:

                                                           (Dollars in thousands, except per share data)
                                                                       Year ended December 31,
                                                            --------------------------------------------
                                                                 1995            1996           1997
                                                                 ----            ----           ----
Basic earnings per share:

         Net income ......................................     $        3     $      219     $    1,880
                                                               ==========     ==========     ==========
Divided by:
         Weighted average common shares ..................      5,000,000      5,000,000      5,258,904
                                                               ----------     ----------     ----------
         Basic earnings per share ........................     $     0.00     $     0.04     $     0.36
                                                               ==========     ==========     ==========

Diluted earnings per share:

         Net income ......................................     $        3     $      219     $    1,880
                                                               ----------     ----------     ----------
Divided by:
         Weighted average common
           shares ........................................      5,000,000      5,000,000      5,258,904
         Dilutive effect of common stock
           equivalents ...................................             --             --         15,921
                                                               ----------     ----------     ----------
         Dilutive average common shares ..................      5,000,000      5,000,000      5,274,825
                                                               ----------     ----------     ----------

Diluted earnings per share ...............................     $     0.00     $     0.04     $     0.36
                                                               ==========     ==========     ==========

10. INITIAL PUBLIC OFFERING

    On November 4, 1997 the Company closed the offering of 1,500,000 shares of common stock at a price of $10.00 per share. Net proceeds to the Company from the sale of the 1,500,000 shares, after deduction of underwriting discounts and offering expenses, were approximately $13,175,000.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   (In thousands except per share data)
                                                              Quarter Ended
                                             ----------- ------------ ----------- -----------
                                              Mar. 31,    June 30,     Sep. 30,    Dec. 31,
                                                1996        1996         1996        1996
                                             ----------- ------------ ----------- -----------
Revenues................................         $1,223       $2,188      $2,738      $2,923
Cost of revenues........................            899        1,556       1,863       2,055
                                                 ------       ------      ------      ------
Gross profit............................            324          632         875         868
Selling, general and
  administrative expense................            304          567         673         683
                                                 ------       ------      ------      ------
Income from operations..................             20           65         202         185
Interest expense........................              4            5           7           7
                                                 ------       ------      ------      ------
Income before income taxes..............             16           60         195         178
Provision for income taxes..............              8           31         100          91
                                                 ------       ------       -----      ------
Net income..............................       $      8     $     29    $     95    $     87
                                               ========     ========    ========    ========
Basic and diluted earnings per share....       $   0.00     $   0.00    $   0.02    $   0.02
                                               ========     ========    ========    ========


                                                  (In thousands except per share data)
                                                              Quarter Ended
                                             ----------- ------------ ----------- -----------
                                              Mar. 31,    June 30,     Sep. 30,    Dec. 31,
                                                1997        1997         1997        1997
                                             ----------- ------------ ----------- -----------
Revenues................................         $3,633       $5,052      $5,828      $6,036
Cost of revenues........................          2,583        3,400       3,887       4,025
                                                  -----        -----       -----       -----
Gross profit............................          1,050        1,652       1,941       2,011
Selling, general and
  administrative expense................            766          772         915       1,085
                                                -------      -------     -------     -------
Income from operations..................            284          880       1,026         926
Interest expense (income), net..........             10           11          17        (109)
                                                -------      -------     -------     -------
Income before income taxes..............            274          869       1,009       1,035
Provision for income taxes..............            111          354         403         439
                                                -------      -------     -------     -------
Net income..............................        $   163      $   515     $   606     $   596
                                                =======      =======     =======     =======
Basic and diluted earnings per share ...        $  0.03      $  0.10     $  0.12     $  0.10
                                                =======      =======     =======     =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information in the registrant's definitive proxy statement filed with the Commission on March 30, 1998 in connection with its 1998 annual meeting of stockholders (the "1998 Proxy Statement") under the captions "Election of Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information in the registrant's 1998 Proxy Statement under the caption "Executive Compensation" provided that the information in such Proxy Statement under the captions "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information in the registrant's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information in the registrant's 1998 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The following financial statements of the registrant are included on pages 17 to 26 of this Form 10-K and the report of independent public accountants is included on page 16 of this Form 10-K:

    Balance Sheets as of December 31, 1996 and 1997

    Statements of Operations for the years ended December 31, 1995, 1996 and
      1997

    Statements of Changes in Stockholders' Equity for the years ended
      December 31, 1995, 1996 and 1997

    Statements of Cash Flows for the years ended December 31, 1995, 1996 and
      1997

    2. Financial Statement Schedules

         The following financial statement schedules shown below should be read in conjunction with the financial statements on pages 16 to 26 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

         The following items appear immediately following the signature page:

         Report of Independent Public Accountants on Supplemental Schedules

         Financial Statement Schedules:

         Valuation and Qualifying Accounts for the three years ended December 31, 1997.

  3.     Exhibits:

  3(i)   Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

  3(ii)  Amended and Restated Bylaws of UBICS, Inc.(1)

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

----------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed for the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UBICS, Inc.
                                   (Registrant)


                                   By: /s/ MANOHAR B. HIRA
                                       ---------------------------
                                       Manohar B. Hira
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 25, 1998.


                                       /s/ VIJAY MALLYA
                                       ---------------------------
                                       Vijay Mallya
                                       Chairman and Director


                                       /s/ MANOHAR B. HIRA
                                       ---------------------------
                                       Manohar B. Hira
                                       President and Director


                                       /s/ O'NEIL NALAVADI
                                       ---------------------------
                                       O'Neil Nalavadi
                                       Senior Vice President and Chief
                                       Financial Officer and Director


                                       /s/ BABU SRINIVAS
                                       ---------------------------
                                       Babu Srinivas
                                       Vice President - Finance,
                                       Accounting and Administration


                                       /s/ DENNIS S. METENY
                                       ---------------------------
                                       Dennis S. Meteny
                                       Director


                                       /s/ CRAIG A. WOLFANGER
                                       ---------------------------
                                       Craig A. Wolfanger
                                       Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Stockholders of UBICS, Inc.:

         We have audited in accordance with generally accepted accounting standards, the financial statements included in this Form 10-K and have issued our report thereon dated February 18, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
   February 18, 1998


                                                                     SCHEDULE II

                                   UBICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                                     Deductions--
                                                         Balance at    Charged to      Amounts          Balance
                                                         Beginning     Costs and     Deemed to be      at End of
    Period Ended                 Description             of Period      Expenses     Uncollectible      Period
                                                         ---------     ---------     -------------      ------

December 31, 1995      Allowance for uncollectible         $--           $--               $--         $--
                       accounts

December 31, 1996      Allowance for uncollectible          --            50                --          50
                       accounts

December 31, 1997      Allowance for uncollectible          50           135                --         185
                       accounts


                                  EXHIBIT INDEX

No.      Description                                                               Page
---      -----------                                                               ----

3(i)   Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

3(ii)  Amended and Restated Bylaws of UBICS, Inc.(1)

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

----------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.