Form 10-Q
period 1998-03-31
UBICS INC
filed 1998-05-15
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                            Outstanding at May 12, 1998
              -----                            ---------------------------

  Common Stock, $.01 par value                          6,500,000

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1997 and March 31, 1998

         Statements of Operations for the three months ended March 31, 1997 and 1998

         Statements of Cash Flows for the three months ended March 31, 1997 and 1998

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                                 BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                   December 31,      March 31,
                                                       1997             1998
                                                   -----------------------------
                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $ 12,790      $ 13,584
     Accounts receivable, net of allowance for
        doubtful accounts of $185
        and $215, respectively                              2,777         2,377
     Unbilled receivables                                   1,966         2,298
     Employee advances                                        170           142
     Prepaids and other                                       169           353
     Due from affiliates, net                                  33            94
     Deferred tax asset                                       101           101
                                                         --------      --------
     Total current assets                                  18,006        18,949
                                                         --------      --------
Property and equipment:
     Motor car                                                 --            72
     Computer equipment                                       110           173
     Furniture and fixtures                                    45            58
     Office and other equipment                                 4            16
                                                         --------      --------
     Total property and equipment                             159           319
Accumulated depreciation                                      (33)          (44)
                                                         --------      --------
     Net property and equipment                               126           275
                                                         --------      --------
       Total assets                                      $ 18,132      $ 19,224
                                                         --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Credit facility borrowings                                --            --
     Accounts payable                                         923         1,192
     Payroll liabilities                                    1,060         1,322
     Due to affiliates, net                                    --            --
     Accrued taxes                                            556           535
     Other current liabilities                                309           250
                                                         --------      --------
     Total current liabilities                              2,848         3,299
Long-term liabilities                                          --            --
                                                         --------      --------
     Total liabilities                                      2,848         3,299
                                                         --------      --------
Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000
        shares authorized, no shares issued and
        outstanding                                            --            --
     Common stock, $.01 par value, 20,000,000
        shares authorized, 6,500,000 shares
        issued and outstanding                                 65            65
Additional paid-in capital                                 13,160        13,160
Retained earnings                                           2,059         2,700
                                                         --------      --------
     Total stockholders' equity                            15,284        15,925
                                                         --------      --------

         Total liabilities and stockholders' equity      $ 18,132      $ 19,224
                                                         ========      ========

    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                      Three Months
                                                     Ended March 31,
                                            -------------------------------

                                                1997               1998
                                             (unaudited)        (unaudited)
                                            -------------------------------
Revenues                                    $     3,633         $    6,215

Cost of revenues                                  2,583              4,150
                                            -----------         ----------
  Gross profit                                    1,050              2,065

Selling, general and
  administrative expense                            766              1,149
                                            -----------         ----------
Income from operations                              284                916

Interest income (expense), net                      (10)               165
                                            -----------         ----------
Income before income taxes                          274              1,081

Provision for income taxes                          111                440
                                            -----------         ----------
  Net income                                $       163         $      641
                                            ===========         ==========
Basic and diluted earnings per share        $      0.03         $     0.10
                                            ===========         ==========

Weighted average shares outstanding           5,000,000          6,646,743







    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       Three Months
                                                     Ended March 31,
                                                ---------------------------
                                                    1997          1998
                                                (Unaudited)   (Unaudited)
                                                ---------------------------
Cash flows from operating activities:
  Net income                                     $ 164             $    641
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                    3                   11
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                   (225)                 400
       Unbilled receivables                       (420)                (332)
       Employee advances                           (33)                  28
       Due from principal
       stockholder                                (166)                  --
       Due to affiliates, net                     (150)                 (61)
       Deferred tax asset                           --                   --
       Prepaids and other                            2                 (184)
       Accounts payable                            327                  269
       Payroll liabilities                          58                  262
       Accrued taxes and other
          current liabilities                      315                  (80)
                                                 -----             --------
     Net cash (used) provided by
       operating activities                       (125)                 954
                                                 -----             --------

Cash flows from investing activities:
  Purchases of property and
     Equipment                                     (16)                (160)
                                                 -----             --------
     Net cash used by investing
       activities                                  (16)                (160)
                                                 -----             --------

Cash flows from financing activities:
  Net borrowings (payments under
    credit facility                                200                   --
                                                 -----             --------
  Net proceeds from issuance of
    common stock                                    --                   --
                                                 -----             --------
     Net cash provided by financing
       activities                                  200                   --
                                                 -----             --------

Net increase (decrease) in cash
  and cash equivalents                              59                  794
Cash and cash equivalents, at
  beginning of period                               94               12,790
                                                 -----             --------
Cash and cash equivalents, at
  end of year                                    $ 153             $ 13,584
                                                 =====             ========

Supplemental data:
  Cash payments for interest                     $  10             $     --
  Cash payments for income taxes                 $  --             $    505


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997 filed on March 31, 1998.

2. OPERATIONS:

    UBICS, a Delaware corporation, provides information technology professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, applications maintenance programming and database and systems administration.

3. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (8.50% at December 31, 1997 and March 31, 1998) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company and personally guaranteed by the Company's chairman.

    Borrowings of $0 and $0 were outstanding as of December 31, 1997 and March 31, 1998, respectively.

4. RELATED PARTY TRANSACTIONS:

    As of December 31, 1997 and March 31, 1998, the Company had a net receivable from the UB Group, including UB Information and Consultancy Services Ltd. ("UB Services"), totaling $33 and $94, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.

5. EARNINGS PER SHARE:

    Under Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share included only the weighted average common shares outstanding. Diluted earnings per share included the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect the Company's adoption of SFAS No. 128. Treasury shares are treated as retired for earnings per share purposes.

    The following table reflects the calculation of earnings per share under SFAS No. 128:

QUARTER ENDED MARCH 31                                   1997          1998
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income                                                 $163          $641
DIVIDED BY:
Weighted average common shares                         5,000,000     6,500,000
Basic Earnings per share                                    0.03          0.10
                                                     -----------   -----------

DILUTED EARNINGS PER SHARE:
Net income                                                   163           641
DIVIDED BY:
Weighted average common shares                         5,000,000     6,500,000
Dilutive effect of options                                    --       146,743
                                                     -----------   -----------
Dilutive average common shares                         5,000,000     6,646,743
Diluted earnings per share                                 $0.03         $0.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 1 of this report.

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

OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, ERP package implementation and customization, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of March 31, 1998, 40 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 38% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended March 31, 1998. As of March 31, 1998, IT professionals deployed from subcontractors comprised 79 of the Company's 195 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 205 clients in a range of industries and currently has IT professionals deployed at over 90 of these clients. Although the Company's five largest clients accounted for approximately 26% of revenues for the first three months of 1998, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                               PERCENTAGE OF REVENUES
                                               ----------------------

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                    ---------------
                                                 1997          1998
                                              ----------     --------
       Revenues.............................     100.0%        100.0%
       Cost of revenues.....................      71.1          66.8
                                                 -----         -----
       Gross profit.........................      28.9          33.2
       Selling, general and
          administrative expense............      21.1          18.5
                                                 -----         -----
       Income from operations...............       7.8          14.7
                                                               -----
       Interest income (expense), net.......      (0.3)          2.7
                                                 -----         -----
       Income before income taxes...........       7.5          17.4
                                                               -----
       Provision for income taxes...........       3.1           7.1
                                                 -----         -----
       Net income...........................       4.4%         10.3%
                                                 =====         =====



THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

Revenues

         Revenues for the quarter ended March 31, 1998 were $6.2 million, compared to $3.6 million for the quarter ended March 31, 1997, an increase of $2.6 million, or 71%. Approximately 90% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 10% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first quarter of 1998 was $2.1 million, compared to $1.1 million for the first quarter of 1997, an increase of $1.0 million, or 97%. Gross profit as a percentage of revenues increased to 33.2% for the first quarter of 1998, compared to 28.9% for the first quarter of 1997. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services and an increase in the ratio of UBICS IT professional to subcontractor professionals deployed by UBICS.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended March 31, 1998 was $1.1 million, compared to $766,000 for the same quarter of 1997, an increase of $383,000, or 50%. Selling, general and administrative expense as a percentage of revenues decreased to 18.5% for the first quarter of 1998 from 21.1% for the first quarter of 1997. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. The decrease as a percentage of revenues was primarily due to the Company's ability to support its revenue growth without a proportionate increase in management or marketing personnel and associated costs.

Interest Income (Expense) Net

         Interest income for the first quarter of 1998 was $165,000, compared to interest expense of $10,000 for the first three months of 1997. The increase resulted from interest income from the investment of the net proceeds of the Company's initial public offering which was completed in November 1997 and the absence of borrowings under the Line of Credit (defined below) during the first quarter of 1998.

Provision for Income Taxes

         The Company's effective tax rate was 40.7% for the quarter ended March 31, 1998 compared to 40.5% for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company generated net proceeds of approximately $13.2 million from its underwritten initial public offering of 1,500,000 shares of Common Stock (the "Offering"). Since that time the Company has used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Prior to completion of the Offering, the Company has financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate. As of March 31, 1998 the Company had no outstanding borrowings under the Line of Credit. As of March 31, 1998, the annual interest rate under the Line of Credit was 9.0%. The indebtedness under the Line of Credit was incurred by the Company for working capital and other corporate purposes. Net cash provided by operating activities was $954,000 for the first three months of 1998 compared to net cash used by operating activities $125,000 for the same period in 1997.

         Capital expenditures for the first three months of 1998 and 1997 were $160,000 and $16,000, respectively. The Company intends to use approximately $3.5 million of the net proceeds of the Offering to expand its existing operations, including approximately $3.2 million for the establishment of a recruiting and training center in India by the fall of 1998 (including the purchase of hardware and software with respect thereto) and approximately $300,000 for the establishment of four offshore recruiting offices over the next two years. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next 24 months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), the objective of which is to report and disclose a measure ("comprehensive income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has adopted SFAS No. 130 beginning with its 1998 fiscal year.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 at the end of its 1998 fiscal year.

OTHER MATTERS

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define, the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that its principal staffing and financial systems, which are licensed from and maintained by third party software development companies are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                  Underwriting discounts                            $1,050,000
                  Finder's fees                                        --
                  Expenses paid to or for underwriters                 --
                  Other expenses                                       775,000
                                                                    ----------
                  TOTAL                                             $1,825,000

                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                  Construction of plant, building                           $0
                    and facilities

                  Purchase and installation of machinery                     0
                    and equipment

                  Acquisition of other business(es)                          0
                  Repayment of indebtedness                            775,000
                  Working capital                                      550,000
                  Temporary investments*                            11,850,000
                  Other Purposes                                             0
                                                                   -----------

                  Total                                            $13,175,000

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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UBICS, Inc.
                                        (Registrant)

Date:    May 14, 1998

                                        By: /s/ MANOHAR B. HIRA
                                            ----------------------
                                                 Manohar B. Hira
                                                 President

                                        By: /s/ O'NEIL NALAVADI
                                            ----------------------
                                                 O'Neil Nalavadi
                                                 Senior Vice President and Chief
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