Form 10-Q
period 1998-06-30
UBICS INC
filed 1998-08-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                  34-1744587
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization

 100 SAINTE CLAIRE PLAZA, 1121 BOYCE ROAD, PITTSBURGH, PENNSYLVANIA     15241
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
Yes      [ x ]    No       [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                   Class                       Outstanding at July 31, 1998
                   -----                       ----------------------------
       Common Stock, $.01 par value                      6,500,000

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1997 and June 30, 1998

         Statements of Operations for the three months ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998

         Statements of Cash Flows for the six months ended June 30, 1997 and 1998

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   DECEMBER 31,       JUNE 30,
                                                       1997             1998
                                                   ---------------------------
                                                                    (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                          $12,790          $12,055
     Accounts receivable, net of allowance for
        doubtful accounts of $185
        and $245, respectively                            2,777            3,158
     Unbilled receivables                                 1,966            2,590
     Employee advances                                      170              416
     Prepaids and other                                     169              312
     Due from affiliates, net                                33              132
     Deferred tax asset                                     101              101
                                                        -------          -------
     Total current assets                                18,006           18,764
                                                        -------          -------
Property and equipment:
     Motor car                                               --               72
     Computer equipment                                     110              500
     Furniture and fixtures                                  45               59
     Office and other equipment                               4               16
                                                              -               --
     Total property and equipment                           159              647
Accumulated depreciation                                   (33)             (56)
                                                        -------          -------
     Net property and equipment                             126              591
                                                        -------          -------
       Total assets                                     $18,132          $19,355
                                                        =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Credit facility borrowings                              --               --
     Accounts payable                                       923            1,413
     Payroll liabilities                                  1,060            1,252
     Due to affiliates, net                                  --               --
     Accrued taxes                                          556               --
     Other current liabilities                              309              192
                                                            ---              ---
     Total current liabilities                            2,848            2,857
Long-term liabilities                                        --               --
                                                           ----             ----
     Total liabilities                                    2,848            2,857
                                                          -----            -----
Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000
        shares authorized, no shares issued and
        outstanding                                          --               --
     Common stock, $.01 par value, 20,000,000
        shares authorized, 6,500,000 shares
        issued and outstanding                               65               65
Additional paid-in capital                               13,160           13,160
Retained earnings                                         2,059            3,273
                                                          -----            -----
     Total stockholders' equity                          15,284           16,498
                                                         ------           ------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $18,132          $19,355
                                                        =======          =======




    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Three Months                   Six Months
                                           Ended June 30,                Ended June 30,
                                     ---------------------------------------------------------
                                        1997           1998           1997            1998
                                     (unaudited)    (unaudited)    (unaudited)     (unaudited)
                                     ---------------------------------------------------------
Revenues                               $ 5,052         $6,962        $ 8,685         $13,177
Cost of revenues                         3,400          4,812          5,983           8,962
                                       -------         ------        -------         -------
  Gross profit                           1,652          2,150          2,702           4,215
Selling, general and
  administrative expense                   772          1,358          1,538           2,507
                                       -------         ------        -------         -------
Income from operations                     880            792          1,164           1,708
Interest income  (expense), net            (11)           162            (21)            327
                                       -------         ------        -------         -------
Income before income taxes                 869            954          1,143           2,035
Provision for income taxes                 354            380            465             820
                                       -------         ------        -------         -------
  Net income                           $   515         $  574        $   678         $ 1,215
                                       =======         ======        =======         =======
Basic earnings per share               $  0.10         $ 0.09        $  0.14         $  0.19
                                       =======         ======        =======         =======

Diluted earnings per share             $  0.10         $ 0.09        $  0.14         $  0.18
                                       =======         ======        =======         =======

Weighted average shares              5,000,000      6,500,000      5,000,000       6,500,000
  outstanding - basic
Weighted average shares              5,000,000      6,653,122      5,000,000       6,640,252
  outstanding - diluted




    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  Six Months
                                                Ended June 30,
                                          --------------------------
                                              1997          1998
                                          (Unaudited)    (Unaudited)
                                          --------------------------
Cash flows from operating activities:
  Net income                                 $ 678         $  1,215
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                7               23
     Changes in operating assets and
       liabilities--
       Accounts receivable, net               (999)            (381)
       Unbilled receivables                   (782)            (624)
       Employee advances                       (27)            (246)
       Due from principal
       stockholder                            (383)              --
       Due to affiliates, net                 (170)             (99)
       Deferred tax asset                      (11)              --
       Prepaids and other                       (1)            (143)
       Accounts payable                        811              490
       Payroll liabilities                     203              192
       Accrued taxes and other
          current liabilities                  559             (673)
                                             -----         --------
     Net cash (used) provided by
       operating activities                   (115)            (246)
                                             -----         --------

Cash flows from investing activities:
  Purchases of property and
     Equipment                                 (31)            (489)
                                             -----         --------
     Net cash used by investing
       activities                              (31)            (489)
                                             -----         --------

Cash flows from financing activities:
  Net borrowings (payments under
    credit facility                            200               --
                                             -----         --------
  Net proceeds from issuance of
    common stock                                --               --
                                             -----         --------
     Net cash provided by financing
       activities                              200               --
                                             -----         --------

Net increase (decrease) in cash
  and cash equivalents                          54             (735)
Cash and cash equivalents, at
  beginning of period                           94           12,790
                                             -----         --------
Cash and cash equivalents, at
  end of year                                $ 148         $ 12,055
                                             =====         ========

Supplemental data:
  Cash payments for interest                 $  10         $     --
  Cash payments for income taxes             $  --         $   1476


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

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


3. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (8.50% and 8.50% at December 31, 1997 and June 30, 1998, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company and personally guaranteed by the Company's chairman.

    There were no borrowings outstanding as of December 31, 1997 and June 30, 1998, respectively.


4. RELATED PARTY TRANSACTIONS:

    As of December 31, 1997 and June 30, 1998, the Company had a net receivable from the UB Group, including UB Information and Consultancy Services Ltd. ("UB Services"), totaling $33 and $132, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.


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

    The following table reflects the calculation of earnings per share under SFAS No. 128:

                                             Three Months                         Six Months
                                            Ended June 30,                      Ended June 30,
                                    -----------------------------------------------------------------
                                        1997              1998              1997             1998
                                     (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                    -----------------------------------------------------------------
(Dollars in thousands, except
per share data)

BASIC EARNINGS PER SHARE

Net income                            $      515        $      574        $      678      $      1215

DIVIDED BY:

Weighted average common shares         5,000,000         6,500,000         5,000,000        6,500,000

Basic Earnings per share                    0.10              0.09              0.14             0.19
                                      ----------        ----------        ----------        ---------

DILUTED EARNINGS PER SHARE:

Net income                                   515               574               678             1215

DIVIDED BY:
Weighted average common shares         5,000,000         6,500,000         5,000,000        6,500,000
Dilutive effect of options                    --           153,122                --          140,252
                                      ----------        ----------        ----------        ---------
Dilutive average common shares         5,000,000         6,653,122         5,000,000        6,640,252

Diluted earnings per share            $     0.10        $     0.09        $     0.14      $      0.18



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

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of June 30, 1998, 52 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS attempts to minimize the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 44% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended June 30, 1998. As of June 30, 1998, IT professionals deployed from subcontractors comprised 105 of the Company's 242 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 249 clients in a range of industries and currently has IT professionals deployed at over 140 of these clients. Although the Company's five largest clients accounted for approximately 24% of revenues for the second quarter of 1998, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                   THREE MONTHS                 SIX MONTHS
                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                              -------------------          --------------------
                                               1997          1998           1997           1998
                                               ----          ----           ----           ----
     Revenues.............................    100.0%        100.0%         100.0%         100.0%
     Cost of revenues.....................     67.3          69.1           68.9           68.0
                                              -----         -----          -----         ------
     Gross profit.........................     32.7          30.9           31.1           32.0
     Selling, general and administrative
        expense...........................     15.3          19.5           17.7           19.0
                                              -----         -----          -----         ------
     Income from operations...............     17.4          11.4           13.4           13.0
     Interest income                           (0.3)          2.3           (0.2)           2.4
                                              -----         -----          -----         ------
     (expense), net.......................
     Income before income taxes...........     17.1          13.7           13.2           15.4
                                                            -----                         -----
     Provision for income taxes...........      7.0           5.5            5.4            6.2
                                              -----         -----          -----          -----
     Net income...........................     10.1%          8.2%           7.8%           9.2%
                                              =====         ======         =====          =====



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

Revenues

         Revenues for the quarter ended June 30, 1998 were $7.0 million, compared to $5.1 million for the quarter ended June 30, 1997, an increase of $1.9 million, or 38%. Approximately 86% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 14% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first quarter of 1998 was $2.1 million, compared to $1.6 million for the first quarter of 1997, an increase of $0.5 million, or 30%. Gross profit as a percentage of revenues decreased to 30.9% for the second quarter of 1998, compared to 32.7% for the second quarter of 1997. The decrease in gross profits as a percentage of revenues was primarily due to increases in the rates paid for subcontractor professionals and an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended June 30, 1998 was $1.4 million, compared to $772,000 for the same quarter of 1997, an increase of $586,000, or 76%. Selling, general and administrative expense as a percentage of revenues increased to 19.5% for the second quarter of 1998 from 15.3% for the second quarter of 1997. The increase in expense was primarily due to increases in salaries and other costs to support the Company's growth.

Interest Income (Expense) Net

         Interest income for the second quarter of 1998 was $162,000, compared to interest expense of $11,000 for the second quarter of 1997. The increase resulted from interest income from the investment of the net proceeds of the Company's initial public offering which was completed in November 1997 and the absence of borrowings under the Line of Credit (defined below) during the second quarter of 1998.

Provision for Income Taxes

         The Company's effective tax rate was 39.8% for the quarter ended June 30, 1998 compared to 40.7% for the quarter ended June 30, 1997.



SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Revenues

         Revenues for the six months ended June 30, 1998 were $13.2 million, compared to $8.7 million for the six months ended June 30, 1997, an increase of $4.5 million, or 52%. Approximately 84% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 16% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first six months of 1998 was $4.2 million, compared to $2.7 million for the first six months of 1997, an increase of $1.5 million, or 56%. Gross profit as a percentage of revenues increased to 32.0% for the six months ended June 30 1998, compared to 31.1% for the same period of 1997. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services. The increase was partially offset by increases in rates paid by the Company for subcontractor professionals, which led to a decrease in gross profits, and an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the six months ended June 30, 1998 was $2.5 million, compared to $1.5 million for the same period of 1997, an increase of $1.0 million or 63%. Selling, general and administrative expense as a percentage of revenues increased to 19.0% for the six months ended June 30, 1998 from 17.7% for the six months ended June 30, 1997. The increase in expense was primarily due to increases in salaries and other costs to support the Company's growth.

Interest Income (Expense) Net

         Interest income for the first six months of 1998 was $327,000, compared to interest expense of $21,000 for the first six months of 1997. The increase resulted from interest income from the investment of the net proceeds of the Company's initial public offering which was completed in November 1997 and the absence of borrowings under the Line of Credit (defined below) during the first six months of 1998.

Provision for Income Taxes

         The Company's effective tax rate was 40.3% for the six months ended June 30, 1998 compared to 40.7% for the six months ended June 30, 1997.


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

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Prior to completion of the Offering, the Company has financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate. As of June 30, 1998 the Company had no outstanding borrowings under the Line of Credit. As of June 30, 1998, the annual interest rate under the Line of Credit was 9.0%. The indebtedness under the Line of Credit was incurred by the Company for working capital and other corporate purposes. Net cash used by operating activities was $246,000 for the first six months of 1998 compared to net cash used by operating activities of $115,000 for the same period in 1997.

         Capital expenditures for the first six months of 1998 and 1997 were $489,000 and $31,000, respectively. The Company intends to use approximately $3.5 million of the net proceeds of the Offering to expand its existing operations, including approximately $3.2 million for the establishment of a recruiting and training center in India by the fall of 1998 (including the purchase of hardware and software with respect thereto), and approximately $300,000 for the establishment of four offshore recruiting offices over the next two years. Except as set forth above, the Company currently has no material commitments for capital expenditures.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         The Company has not yet quantified the impact of adopting SFAS No. 133 but does not believe that it will have a significant impact.

YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define, the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of June 30, 1998 have not been material. Management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

         The Company intends to initiate an assessment to determine the preparedness level of its significant clients, vendors, and other service providers with respect to Year 2000 issues and the subsequent impact on the Company. If a significant client of the Company encounters Year 2000 problems, such client could be forced to reduce its expenditures on IT projects involving the Company's IT professionals, either because the client would have to divert resources from such projects to address its Year 2000 problem or because of the adverse financial effects of such problems on the client. In addition, clients which incur significant costs in achieving Year 2000 compliance could be forced or could elect to reallocate funds being used for projects involving the Company's IT professionals to address Year 2000 compliance issues. The Company does not believe its current projects will be adversely affected by problems its clients may encounter resulting from lack of Year 2000 compliance because most such projects will be completed before the Year 2000. However, reallocation of IT-related expenditures by a client in connection with achieving Year 2000 compliance could affect the duration of the Company's existing projects with such client or the availability to the Company of future IT projects.

         The Company's review of client and vendor readiness with respect to Year 2000 is expected to be completed by the end of 1998 and based upon the results of the review, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. The Company expects to incur internal staff costs as well as consulting and other expenses related to the assessment project but is unable to form an estimate of such costs at this time.

U.S. REGULATION OF IMMIGRATION

         The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached in August and in the current federal fiscal year ending September 30, 1998, this limit was reached in May. The inability to obtain additional H-1B permits during the current federal fiscal year has resulted in increased use of subcontractor professionals by UBICS in the second quarter compared to the first quarter of 1998, which contributed to the decrease in gross margins for the second quarter compared to the first quarter of 1998. If in future years the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected. While legislation has been proposed in Congress to increase the limit on the number of new H-1B permits approved, there can be no assurance that such legislation will be enacted.

         Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating result and financial condition.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                     Underwriting discounts                      $1,050,000
                     Finder's fees                                  --
                     Expenses paid to or for underwriters           --
                     Other expenses                                 775,000
                                                                 ----------
                     TOTAL                                       $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                     Construction of plant, building               $         0
                       and facilities
                     Purchase and installation of machinery            489,000
                       and equipment
                     Acquisition of other business(es)                       0
                     Repayment of indebtedness                         775,000
                     Working capital                                   656,000
                     Temporary investments*                         11,255,000
                     Other Purposes                                          0
                                                                   -----------
                     Total                                         $13,175,000

--------------
*Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.

Item 3.  Defaults Upon Senior Securities -- Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 1998 Annual Meeting of Shareholders (the "1998 Annual Meeting") on May 14, 1998.

(b) One director of the Company, O'Neil Nalavadi, was elected at the 1998 Annual Meeting to serve a term of three years. Directors whose terms continued after the 1998 Annual Meeting were Vijay Mallya, Manohar B. Hira, Dennis S. Meteny and Craig A. Wolfanger.

(c) The following matters were voted upon at the 1998 Annual Meeting, with the results indicated:

         Election of Director: The following votes were cast for the nominee standing for election as a director of the Company for a three-year term:

         Nominee:                   O'Neil Nalavadi
         Votes For:                 6,100,268
         Votes Withheld:            13,200


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

----------------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UBICS, Inc.
                                   (Registrant)


Date:    August 14, 1998

                                    By: /s/Manohar B. Hira
                                        ----------------------------
                                             Manohar B. Hira
                                             President


                                    By: /s/O'Neil Nalavadi
                                        ----------------------------
                                             O'Neil Nalavadi
                                             Senior Vice President and Chief
                                                      Financial Officer

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


------------------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.