Form 10-Q
period 1998-09-30
UBICS INC
filed 1998-11-16
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

   333 TECHNOLOGY DRIVE, SUITE 210 SOUTHPOINTE, CANONSBURG, PENNSYLVANIA 15317
              (Address of Principal Executive Offices)               (Zip Code)

                                 (724) 746-6001
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            Class                          Outstanding at October 31, 1998
            -----                          --------------------------------
Common Stock, $.01 par value                          6,491,400

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1997 and September 30, 1998

         Statements of Operations for the three months ended September 30, 1997 and 1998 and the nine months ended September 30, 1997 and 1998

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1998

         Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     December 31,     September 30,
                                                         1997             1998
                                                    ---------------- ----------------
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $12,790          $11,436
     Accounts receivable, net of allowance for
        doubtful accounts of $185
        and $275, respectively                              2,777            4,521
     Unbilled receivables                                   1,966            2,860
     Employee advances                                        170              428
     Prepaids and other                                       169              364
     Due from affiliates, net                                  33              153
     Deferred tax asset                                       101              101
                                                          -------          -------
     Total current assets                                  18,006           19,863
                                                          -------          -------
Property and equipment:
     Software                                                  --              313
     Motor car                                                 --               72
     Computer equipment                                       110              553
     Furniture and fixtures                                    45              324
     Office and other equipment                                 4               17
                                                          -------          -------
     Total property and equipment                             159            1,279
Accumulated depreciation                                      (33)             (82)
                                                          -------          -------
     Net property and equipment                               126            1,197
                                                          -------          -------
       Total assets                                       $18,132          $21,060
                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         923            2,289
     Payroll liabilities                                    1,060            1,472
     Accrued taxes                                            556               --
     Other current liabilities                                309              228
                                                          -------          -------
     Total current liabilities                              2,848            3,989
Long-term liabilities                                          --               --
                                                          -------          -------
     Total liabilities                                      2,848            3,989
                                                          -------          -------

Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000
        shares authorized, no shares issued and
        outstanding                                            --               --
     Common stock, $.01 par value, 20,000,000
        shares authorized, 6,500,000 shares                    --
        issued, 6,491,400 outstanding                          65               65
Additional paid-in capital                                 13,160           13,160
Treasury Stock (8,600 shares (at cost))                        --              (47)
Retained earnings                                           2,059            3,893
                                                          -------          -------
     Total stockholders' equity                            15,284           17,071
                                                          -------          -------

         Total liabilities and stockholders' equity       $18,132          $21,060
                                                          =======          =======



    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             Three Months                      Nine Months
                                          Ended September 30,              Ended September 30,
                                     ----------------------------     ----------------------------
                                         1997            1998             1997            1998
                                     (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                     -----------      -----------     -----------      -----------
Revenues                              $   5,828       $   8,451        $  14,513       $  21,627
Cost of revenues                          3,887           5,937            9,870          14,899
                                      ---------       ---------        ---------       ---------
  Gross profit                            1,941           2,514            4,643           6,728
Selling, general and
  administrative expense                    915           1,621            2,452           4,128
                                      ---------       ---------        ---------       ---------
Income from operations                     1026             893            2,191           2,600
Interest income (expense), net              (17)            147              (38)            474
                                      ---------       ---------        ---------       ---------
Income before income   taxes               1009            1040            2,153           3,074
Provision for income taxes                  403             420              869           1,240
                                      ---------       ---------        ---------       ---------
  Net income                          $     606       $     620        $   1,284       $   1,834
                                      =========       =========        =========       =========
Basic earnings per share              $    0.12       $    0.10        $    0.26       $    0.28
                                      =========       =========        =========       =========
Diluted earnings per share            $    0.12       $    0.10        $    0.26       $    0.28
                                      =========       =========        =========       =========

Weighted average shares               5,000,000       6,498,738        5,000,000       6,499,575
  outstanding - basic

Weighted average shares               5,000,000       6,499,149        5,000,000       6,576,338
  Outstanding - diluted



    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    Nine Months
                                                Ended September 30,
                                            --------------------------
                                                1997          1998
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------
Cash flows from operating activities:
  Net income                                    $ 1,284       $ 1,834
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                    12            49
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                  (1,595)       (1,744)
       Unbilled receivables                      (1,112)         (894)
       Employee advances                            (41)         (258)
       Due from principal
         stockholder                               (443)           --
       Due to affiliates, net                      (169)         (120)
       Deferred tax asset                           (11)           --
       Prepaids and other                           (91)         (195)
       Accounts payable                             587         1,366
       Payroll liabilities                          363           412
       Accrued taxes and other
         current liabilities                        809          (637)
                                                -------       -------
     Net cash (used) provided by
       operating activities                        (407)         (187)
                                                -------       -------

Cash flows from investing activities:
  Purchases of property and
     Equipment                                      (73)       (1,120)
                                                -------       -------
     Net cash used by investing
       Activities                                   (73)       (1,120)
                                                -------       -------

Cash flows from financing activities:
  Net borrowings (payments under
    credit facility                                 475            --
  Treasury Stock purchased                                        (47)
     Net cash provided by financing
       activities                                   475           (47)
                                                -------       -------

Net increase (decrease) in cash
  and cash equivalents                               (5)       (1,354)
Cash and cash equivalents, at
  beginning of period                                94        12,790
                                                -------       -------
Cash and cash equivalents, at
  end of year                                   $    89       $11,436
                                                =======       =======

Supplemental data:
  Cash payments for interest                    $    38       $    --
  Cash payments for income taxes                $   270       $ 1,863


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


3. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (8.50% at December 31, 1997 and September 30, 1998, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company and personally guaranteed by the Company's chairman.

    There were no borrowings outstanding as of December 31, 1997 and September 30, 1998, respectively.


4. RELATED PARTY TRANSACTIONS:

    As of December 31, 1997 and September 30, 1998, the Company had a net receivable from the UB Group, including UB Information and Consultancy Services Ltd. ("UB Services"), totaling $33 and $153, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.


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

    The following table reflects the calculation of earnings per share under SFAS No. 128:

                                             Three Months                       Nine Months
                                          Ended September 30,               Ended September 30,
                                     ----------------------------      ----------------------------
                                         1997            1998              1997            1998
                                     (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                     -----------      -----------      -----------      -----------
(Dollars in thousands, except per
share data)

BASIC EARNINGS PER SHARE

Net income                            $      606      $      620       $    1,284       $    1,834

DIVIDED BY:

Weighted average common shares         5,000,000       6,498,738        5,000,000        6,499,575

Basic Earnings per share                    0.12            0.10             0.26             0.28
                                      ----------      ----------       ----------       ----------

DILUTED EARNINGS PER SHARE:

Net income                                   606             620            1,284            1,834

DIVIDED BY:
Weighted average common shares         5,000,000       6,498,738        5,000,000        6,499,575

Dilutive effect of options                                   411                            76,763

Dilutive average common shares         5,000,000       6,499,149        5,000,000        6,576,338

Diluted earnings per share            $     0.12      $     0.10       $     0.26       $     0.28

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


OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, ERP package implementation and customization, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Canonsburg, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of September 30, 1998, 51 IT professionals, or over one-sixth of the Company's deployed IT professionals, were placed on such projects.

         UBICS attempts to minimize the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 42% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended September 30, 1998. As of September 30, 1998, IT professionals deployed from subcontractors comprised 119 of the Company's 276 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 289 clients in a range of industries and currently has IT professionals deployed at nearly 170 of these clients. Although the Company's five largest clients accounted for approximately 19% of revenues for the third quarter of 1998, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                          PERCENTAGE OF REVENUES
                                                                          ----------------------
                                                                  THREE MONTHS                NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                              --------------------        --------------------
                                                               1997          1998           1997          1998
                                                               ----          ----           ----          ----
                  Revenues.............................       100.0%        100.0%         100.0%        100.0%
                  Cost of revenues.....................        66.7          70.2           68.0          68.9
                                                              -----         -----          -----         -----
                  Gross profit.........................        33.3          29.8           32.0          31.1
                  Selling, general and
                    administrative expense.............        15.7          19.2           16.9          19.1
                                                              -----         -----          -----         -----
                  Income from operations...............        17.6          10.6           15.1          12.0
                  Interest income
                    (expense), net.....................        (0.3)          1.7           (0.3)          2.2
                                                              -----         -----          -----         -----
                  Income before income taxes...........        17.3          12.3           14.8          14.2
                  Provision for income taxes...........         6.9           5.0            6.0           5.7
                                                              -----         -----          -----         -----
                  Net income...........................        10.4%          7.3%           8.8%          8.5%
                                                              =====         =====          =====         =====



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Revenues

         Revenues for the quarter ended September 30, 1998 were $8.5 million, compared to $5.8 million for the quarter ended September 30, 1997, an increase of $2.6 million, or 45%. Approximately 87% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 13% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the third quarter of 1998 was $2.5 million, compared to $1.9 million for the third quarter of 1997, an increase of $0.6 million, or 30%. Gross profit as a percentage of revenues decreased to 29.8% for the third quarter of 1998, compared to 33.3% for the third quarter of 1997. The decrease in gross profits as a percentage of revenues was primarily due to increases in the rates paid for subcontractor professionals, an increase in the number of employee professionals waiting to be deployed, and an increase in recruitment fees for ERP consultants in the U.S. and training costs of ERP consultants.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended September 30, 1998 was $1.6 million, compared to $915,000 for the same quarter of 1997, an increase of $706,000, or 77%. Selling, general and administrative expense as a percentage of revenues increased to 19.2% for the third quarter of 1998 from 15.7% for the third quarter of 1997. The increase in expense was primarily due to increases in salaries and other costs to support the Company's growth. In addition, the Company incurred one time expenses of approximately $50,000 for relocation of the Company's principal offices and establishing subsidiaries, including one in India.

Interest Income (Expense) Net

         Interest income for the third quarter of 1998 was $147,000, compared to interest expense of $17,000 for the third quarter of 1997. The increase resulted from interest income from the investment of the net proceeds of the Company's initial public offering which was completed in November 1997 and the absence of borrowings under the Line of Credit (defined below) during the third quarter of 1998.

Provision for Income Taxes

         The Company's effective tax rate was 40.4% for the quarter ended September 30, 1998 compared to 39.9% for the quarter ended September 30, 1997.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Revenues

         Revenues for the nine months ended September 30, 1998 were $21.6 million, compared to $14.5 million for the nine months ended September 30, 1997, an increase of $7.1 million, or 49%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first nine months of 1998 was $6.7 million, compared to $4.6 million for the first nine months of 1997, an increase of $2.1 million, or 45%. Gross profit as a percentage of revenues decreased to 31.1% for the nine months ended September 30 1998, compared to 32.0% for the same period of 1997. The decrease in gross profit as a percentage of revenues resulted primarily due to increases in rates paid by the Company for subcontractor professionals, an increase in the number of employee professionals waiting to be deployed, an increase in the recruitment fees for ERP consultants in the U.S. and increase in training costs of ERP consultants. This decrease in gross profit was partially offset by an increase in the contribution to revenues from higher value-added services.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the nine months ended September 30, 1998 was $4.1 million, compared to $2.5 million for the same period of 1997, an increase of $1.7 million or 68%. Selling, general and administrative expense as a percentage of revenues increased to 19.1% for the nine months ended September 30, 1998 from 16.9% for the nine months ended June 30, 1997. The increase in expense was primarily due to increases in salaries and other costs to support the Company's growth, and public company costs. The expenses included one time expense of approximately $50,000 for relocation of the Company's principal offices and establishing subsidiaries, including one in India.

Interest Income (Expense) Net

         Interest income for the first nine months of 1998 was $474,000, compared to interest expense of $38,000 for the first nine months of 1997. The increase resulted from interest income from the investment of the net proceeds of the Company's initial public offering which was completed in November 1997 and the absence of borrowings under the Line of Credit (defined below) during the first nine months of 1998.

Provision for Income Taxes

         The Company's effective tax rate was 40.3% for the nine months ended September 30, 1998 compared to 40.3% for the nine months ended September 30, 1997.


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

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Prior to completion of the Offering, the Company has financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate. As of September 30, 1998 the Company had no outstanding borrowings under the Line of Credit. As of September 30, 1998, the annual interest rate under the Line of Credit was 9.0%. The indebtedness previously incurred under the Line of Credit was used for working capital and other corporate purposes. Net cash used by operating activities was $187,000 for the first nine months of 1998 compared to net cash used by operating activities of $407,000 for the same period in 1997.

         Capital expenditures for the first nine months of 1998 and 1997 were $1,120,000 and $73,000, respectively. The Company intends to use approximately $2.0 million of the net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 1999 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (except that the Company expects to establish a sales and recruiting office in the United Kingdom within the next six months). Except as set forth above, the Company currently has no material commitments for capital expenditures.

         In September 1998, the Board of Directors of the Company authorized a program to repurchase up to 300,000 shares of the Company's outstanding common stock. The Company had repurchased 8,600 shares as of September 30, 1998.

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

YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define, the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of September 30, 1998 have not been material. Management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

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

         In addition, a small number of the Company's IT professionals perform Year 2000 work for certain clients as an adjunct to other projects performed for such clients. The Company has a $5 million professional liability insurance policy which covers, among other things, Year 2000 compliance work performed by UBICS at client sites.


         The Company's review of client and vendor readiness with respect to Year 2000 is expected to be completed by the first half of 1999 and based upon the results of the review, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. Such review also will involve the development of an appropriate contingency plan to help limit the impact of any failure of clients, vendors or other third parties with respect to Year 2000 compliance. The Company expects to incur internal staff costs as well as consulting and other expenses related to the assessment project but is unable to form an estimate of such costs at this time.


U.S. REGULATION OF IMMIGRATION

         The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached in August and in the federal fiscal year ended September 30, 1998, this limit was reached in May. The inability to obtain additional H-1B permits during the federal fiscal year ended September 30, 1998 resulted in increased use of subcontractor professionals by UBICS. If in future years the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected. The U.S. government has increased the limit on the number of new H-1B permits to 115,000 for each of fiscal years 1999 and 2000, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. The U.S. Government in addition to increasing the limits, has also imposed a fee to be paid by companies for new approvals and for renewals.

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

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings--Not Applicable

Item 2.  Changes in Securities and Use of Proceeds--Not applicable

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                       Underwriting discounts                      $1,050,000
                       Finder's fees                                       --
                       Expenses paid to or for underwriters                --
                       Other expenses                                 775,000
                                                                   ----------
                       TOTAL                                       $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                       Construction of plant, building            $         0
                         and facilities
                       Purchase and installation of machinery       1,120,000
                         and equipment
                       Acquisition of other business(es)                    0
                       Repayment of indebtedness                      775,000
                       Working capital                                136,000
                       Temporary investments*                      11,144,000
                       Other Purposes                                       0
                                                                  -----------
                       Total                                      $13,175,000


-------------
*Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.

Item 3.  Defaults Upon Senior Securities--Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders--Not Applicable.

Item 5.  Other Information--Not Applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         10.1     UBICS, Inc. 1997 Stock Option Plan(1)
         10.2     Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and UB Information Consultancy Services
                  Ltd.(2)
         10.3     Employment Agreement between the Registrant and
                  Vijay Mallya(2)
         10.4     Employment Agreement between the Registrant and
                  Manohar B. Hira(2)
         10.5     Employment Agreement between the Registrant and
                  O'Neil Nalavadi(2)
         10.6     Employment Agreement between the Registrant and
                  Babu Srinivas(2)
         10.8     Lease dated May 28, 1996 between the Company and Marin
                  Executive Park, as amended(1)
         10.9     Services Agreement dated October 27, 1997 among the Company,
                  Vijay Mallya and United Breweries Limited(2)
         10.10    Letter Agreement dated July 26, 1996 between PNC Bank,
                  National Association and the Registrant, and Amendment to Note
                  and Letter Agreement dated November 1, 1996, Second Amendment to Note and Letter Agreement dated April 1, 1997, Third
                  Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter Agreement dated
                  September 5, 1997(1)
         10.11    Form of Director Indemnification Agreement(2)
         10.12    Form of Sublease and Consent among the Company, Marin
                  Executive Park and United Breweries of America, Inc.(2)
         10.13    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and United Breweries Limited(2)
         10.14    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and UB International Limited(2)
         10.15    Services Agreement dated October 27, 1997 among the Company,
                  Vijay Mallya and UB International Limited(2)
         10.16    Lease Agreement dated June 30, 1998 between the Company and
                  Stealth Technology Associates(3)
         27       Financial Data Schedule


-------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3)      Filed herewith.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UBICS, Inc.
                                          (Registrant)


Date:    November 13, 1998

                                          By:/s/ Manohar B. Hira
                                             -----------------------------------
                                                 Manohar B. Hira
                                                 President


                                          By:/s/ O'Neil Nalavadi
                                             -----------------------------------
                                                 O'Neil Nalavadi
                                                 Senior Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX

No.      Description                                                                      Page
----     -----------                                                                      ----
10.1     UBICS, Inc. 1997 Stock Option Plan(1) 10.2 Noncompetition Agreement
         dated October 27, 1997 among the Company, Vijay Mallya and UB
         Information Consultancy Services Ltd.(2)
10.3     Employment Agreement between the Registrant and Vijay Mallya(2)
10.4     Employment Agreement between the Registrant and Manohar B. Hira(2)
10.5     Employment Agreement between the Registrant and O'Neil Nalavadi(2)
10.6     Employment Agreement between the Registrant and Babu Srinivas(2)
10.8     Lease dated May 28, 1996 between the Company and Marin Executive Park, as amended(1)
10.9     Services Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and United Breweries Limited(2)
10.10    Letter Agreement dated July 26, 1996 between PNC Bank, National
         Association and the Registrant, and Amendment to Note and Letter
         Agreement dated November 1, 1996, Second Amendment to Note and Letter
         Agreement dated April 1, 1997, Third Amendment to Note and Letter
         Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter
         Agreement dated September 5, 1997(1)
10.11    Form of Director Indemnification Agreement(2)
10.12    Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(2)
10.13    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and United Breweries Limited(2)
10.14    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB International Limited(2)
10.15    Services Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB International Limited(2)
10.16    Lease Agreement dated June 30, 1998 between the Company and Stealth
         Technology Associates(3)
27       Financial Data Schedule


-------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3)      Filed herewith.