Form 10-K
period 1998-12-31
UBICS INC
filed 1999-03-31
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     34-1744587
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         333 TECHNOLOGY DRIVE, SUITE 210, CANONSBURG, PENNSYLVANIA 15317
                    (Address of Principal Executive Offices)     (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 25, 1999 (based on the closing price of such stock on the Nasdaq National Market on such date) was $12,230,245.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 25, 1999 was 6,479,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K:

 (1) Portions of the registrant's definitive proxy statement to be mailed to stockholders on or about April 19, 1999 in connection with the registrant's annual meeting of stockholders expected to be held on May 25, 1999 (Part III).

                                              UBICS, INC.

                                               FORM 10-K

                                           TABLE OF CONTENTS
                                           -----------------
PART I                                                                                           Page
                                                                                                 ----
Item 1.           Business

Item 2.           Properties

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.           Selected Financial Data

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Item 8.           Financial Statements

                  Balance Sheets as of December 31, 1997 and December 31, 1998

                  Statements of Operations for the years ended December 31, 1996, 1997 and 1998

                  Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1996, 1997 and 1998

                  Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

                  Notes to Financial Statements

PART III

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1.  BUSINESS

SUMMARY

    UBICS, Inc. ("UBICS" or the "Company") provides information technology ("IT") professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. Since commencement of full operations in 1994, the Company's revenues have grown from $303,000 for 1994 to $9.1 million for 1996 and to $30.2 million for 1998. The Company attributes its growth in revenues primarily to an increased focus on higher value-added services, particularly ERP package implementation and customization services and an increase in the number of IT professionals deployed at client sites.

    During 1998, UBICS provided IT professional services to more than 235 clients in a range of industries and locations. The Company's clients include Advanced Auto Parts, Caterpillar, El Paso Natural Gas, Fruit of the Loom, State Farm and The Hartford. UBICS' high standards for responsiveness and service quality promote growing client relationships and recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 285 IT professionals deployed with its clients in the U.S.

    One of the key factors supporting UBICS' growth has been its ability to recruit and deploy, on short notice, skilled IT professionals. The Company recruits IT professionals from India and other countries worldwide. In order to ensure a continuous supply of IT professionals the Company has established a recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and an expansion is expected to be operational by the end of 1999. The Company will use this center to enhance its recruiting efforts and to train its IT professionals prior to placement. The Company also selectively uses the substantial resources and established reputation of its affiliate, the UB Group, to support its recruiting efforts. The UB Group is a multinational group of companies headquartered in Bangalore, India with operations in Asia, the Far East, the Middle East, Africa, Europe and the U.S. The UB Group consists of companies under the control of Vijay Mallya, Chairman of the Company and the indirect beneficial owner of approximately 62% of the outstanding shares of common stock of the Company. Companies in the UB Group are principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products and in the hotel and resort business. The worldwide revenue of the companies in the UB Group is currently approximately $1 billion per annum.


SERVICES

    The Company's IT professionals help clients identify, analyze and solve data processing and computing problems in such areas as: (i) client/server design and development; (ii) ERP package implementation and customization; (iii) e-commerce applications design and development; (iv) applications maintenance programming, including Year 2000 conversion services; and (v) database and systems administration. These services are provided in a variety of computing environments utilizing leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, computer-aided software engineering ("CASE") tools, ERP packages, groupware and advanced networking and communications technologies. The Company's engagements cover every aspect of the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support.

    All of the Company's services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client's project team. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of three months in duration involving a single IT professional to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that cannot be quickly replaced.

    ERP software services consist primarily of assisting clients in implementing and customizing package application software on client/server systems. Clients seeking these services are generally businesses that are migrating from legacy mainframe applications or are implementing enterprise-wide client/server architectures. Over one-fifth of the Company's IT professionals were placed in ERP projects as of December 31, 1998. The Company is seeking to expand the volume of ERP software services that it provides by developing relationships with package software firms. In addition, the Company intends to purchase additional hardware and software and supporting facilities that will enable it to train its IT professionals in the use and implementation of such ERP package software. The market for ERP software services is an attractive one for the Company because such projects are billed at higher rates and carry higher margins. The Company also continually adjusts the scope of services which it provides in order to meet the changing needs of its clients.

    The Company's services are described below:

               -------------------------------------------------------------------------------------------------
                       UBICS SERVICES                    METHODS/TOOLS                     DESCRIPTION
               -------------------------------------------------------------------------------------------------
               Client/Server Design and        o Tools/Languages:                  o System design
               Development                        PowerBuilder, Visual Basic,      o Requirements analysis and
                                                  Developer 2000, Delphi, SQL         definition
                                                  Windows, Visual C++, Java,       o Data modeling
                                                  Lotus Notes, Smalltalk           o Prototyping
                                                                                   o Development
                                               o  Databases: Oracle,               o Testing and
                                                  Informix, Sybase, SQL Server,       implementation
                                                  Unify
                                                                                   o Network design
                                               o CASE Tools: ER-Win,               o Internet/intranet
                                                  Designer 2000, IEF                  solutions
                                                                                   o Legacy transformation/
                                                                                      data porting

               -------------------------------------------------------------------------------------------------
               ERP Package Implementation      o ERP Packages: Baan,               o Implementation of
               and Customization                 PeopleSoft, Oracle, SAP              packaged software
                                                                                      solutions
                                                                                   o Customization
                                                                                   o Integration
                                                                                   o Data modeling
                                                                                   o System support
                                                                                   o Database administration
                                                                                   o End-user training

               -------------------------------------------------------------------------------------------------
               E-Commerce / Internet           o Tools/Languages:                  o Web development, Internet/
                                                  Java, Pearl, CGI, Java Beans,       Intranet solutions,
                                                  HTML DHTML, ActiveX, ASP,           Applet Developments, Workflow,
                                                  Domino, Oracle Webserver            Firewalls (security)

               -------------------------------------------------------------------------------------------------
               Applications Maintenance        o Programming environments:         o System design
               Programming                       COBOL, CICS, PL/1,                o Development
                                                 RPG/400, COBOL/400                o Program conversion
                                                                                   o Data conversion
                                               o Databases: DB2, IMS, IDMS         o User interface conversion
                                                                                   o Testing and
                                               o Y2K Tools: MicroFocus                implementation
                                                  Revolve                          o Date conversion

               -------------------------------------------------------------------------------------------------
                Database and System            o Databases: Oracle,                o Database administration
                Administration                    Informix, Sybase, SQL Server,    o Datawarehousing
                                                  Unify
                                                                                   o Network administration
                                               o Tools: HP OpenView,               o Unix and Windows NT
                                                 CiscoWorks, Bytex Network            System administration
                                                 Management System,
                                                 AT&T OneVision
               -------------------------------------------------------------------------------------------------

SALES AND MARKETING

    UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 25 professionals. The Company serves the U.S. market primarily through its headquarters in the Pittsburgh, Pennsylvania area. UBICS leverages the mobility of its IT professionals and its centralized, low-overhead sales and marketing effort to service all areas of the U.S.

    The Company's sales force is organized primarily by geographic region and/or practice lines. The Company's sales professionals are responsible for managing client relationships and identifying new business opportunities within their assigned regions and/or practice lines. UBICS' sales professionals are required to meet monthly targets for new accounts and placements, based upon the experience and tenure of the sales professional. Compensation of sales professionals is based heavily upon incentives for strong financial performance, including gross margin contribution, within their region and/or practice lines.

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

    While the Company's focus remains on expanding its sales and marketing efforts in the U.S., it has expanded its international operations by opening its recruiting and training center in India. In addition, UBICS expects to open a sales and recruiting office in the United Kingdom within the next four months. Because UBICS currently has a sufficient supply of IT professionals awaiting deployment, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various other foreign locations.

    In addition to UBICS' pursuit of new clients, the Company actively markets its services to its existing clients, seeking to proactively meet the needs of its clients and maximize placement success. The Company's success in developing and retaining clients is due, in large part, to its ability to maintain a continuous supply of qualified IT professionals. This is made possible by the Company's extensive network of nearly 50 subcontracting firms from which it can source qualified IT professionals to supplement, if necessary, its employed IT professionals. The Company believes that this network of subcontractors provides the Company with a significant sales and marketing advantage. The Company's relationship with these subcontractors ensures that the Company can effectively meet client needs quickly, thus establishing UBICS as a primary provider of IT professional services.

CLIENTS

    Substantially all of the Company's clients are large and mid-sized companies, systems integrators or other significant users of IT. During 1998, the Company provided services to over 235 clients in a range of industries in the U.S. During 1998, approximately 21% of the Company's revenues were derived from its top five clients--El Paso Natural Gas, The Hartford, The Associates, Cummins and ALE. El Paso Natural Gas accounted for approximately 14%, 10% and 8% of the Company's revenues for 1996, 1997 and 1998, respectively.

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
   Access Graphics              Advance Auto Parts               Caterpillar
         AMP                        Blockbuster                    Cummins
         Baan                         CompUSA                El Paso Natural Gas
 Computer Associates           Home Shopping Network           General Electric
Hughes Network Systems          Long John Silver's             Johnson Controls
  NextLevel Systems                    Sears                         PPG
        Oracle                                                      Zerox

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

HUMAN RESOURCES

    The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 1998, the Company had 276 IT professionals deployed at client sites. The Company currently has five full-time resource managers dedicated to recruiting IT professionals and managing human resources, all of whom have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting manager dedicated to managing relationships with the Company's network of subcontractors. UBICS takes a proactive approach to recruiting based on skills requirements forecasts. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

    As a result of its affiliation with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. The Company has also established a recruiting and training center in India and plans to establish a sales and marketing office in the United Kingdom.

    UBICS employs a stringent selection method that consists of a three-stage interview process. During the first stage, a general interview is conducted to gather background information and references. The candidate next has a technical interview with a technical panel comprised of experts in the candidate's skill areas. During the final step, the candidate is interviewed to assess the candidate's client interaction skills and to verify the candidate's suitability for assignment to a project in the U.S.

    The Company believes that the qualifications of its IT professionals give it a competitive edge. To maintain and enhance their skills, UBICS IT professionals attend training workshops and seminars where they learn to use the latest tools and techniques. The Company intends to use its training facility in India to train UBICS IT professionals in ERP software packages and other higher value-added technologies, and thereby enhance the skill base of such professionals.

    The Company maintains a database which catalogs the technical profiles, location, availability, mobility and other factors relating to available IT professionals. This database enables the Company to quickly identify and deploy appropriate IT professionals for various client engagements.

    The Company's IT professionals typically have Masters or Bachelors degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 1998, the Company had 237 employees comprised of 183 IT professionals, 32 sales and marketing personnel and 22 general and administrative personnel. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

    The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 vendor subcontractors located worldwide. As of December 31, 1998, 114 of its deployed IT professionals, or approximately 41%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company's advantage, however, to maintain this subcontractor network to help meet its clients' needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

    The Company has a focused employee retention strategy that includes career planning, training and benefits.

COMPETITION

    The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, contract programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources or limit the number of outside service providers to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, quality of service and perceived value. The Company believes that it competes favorably with respect to these factors.

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

U.S. REGULATION OF IMMIGRATION

    The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached in August and in the federal fiscal year ended September 30, 1998, this limit was reached in May. The inability to obtain additional H-1B permits during the federal fiscal year ended September 30, 1998 resulted in increased use of subcontractor professionals by UBICS. If in future years the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected. The U.S. government has increased the limit on the number of new H-1B permits to 115,000 for each of fiscal years 1999 and 2000, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. The U.S. Government, in addition to increasing the limits, has also imposed a fee to be paid by companies for new approvals and for renewals. However, in February 1999, the U.S. Immigration and Naturalization Service announced that approximately 70,000 new H-1B permits had already been issued for the 1999 federal fiscal year, so that the limit for the current fiscal year could be reached as early as May or June.

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


ITEM 2. PROPERTIES

    The Company's corporate headquarters is located in the Borough of Canonsburg, Pennsylvania, approximately 22 miles south of Pittsburgh, Pennsylvania. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this 20,749 square foot facility which is leased by the Company pursuant to a lease agreement which expires on August 27, 2003. The Company believes that this location has sufficient space for its current and anticipated near-term needs. The Company also leases a 4,439 square foot office in the San Francisco suburb of Sausalito, California pursuant to a lease agreement which expires on June 2, 1999 for use as a sales and marketing office. The Company subleases approximately 3,000 square feet of this space to its affiliate, the UB Group, pursuant to a sublease agreement which will expire on June 2, 1999.

    In the fall of 1998 the Company opened a recruiting and training center in India. Currently the center is located in a facility in Bangalore, India owned by the UB Group and used by the Company pursuant to a Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited, a company in the UB Group. The Company reimburses the UB Group for the allocable cost related to its use of such portion of the UB Group facility. The Company plans to lease or build a permanent, expanded facility for its recruiting and training center in a location to be determined. Such expanded facility is expected to be operational by the end of 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted by the Company to a vote of its stockholders during the quarter ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information:
        ------------------

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

      Quarter Ended                                 High             Low
      -------------                                 ----             ---

      December 31, 1997                           $ 16 3/8         $ 11 5/8
      March 31, 1998                              $ 10 3/8         $ 13 3/8
      June 30, 1998                               $ 22 1/4         $ 13 1/4
      September 30, 1998                          $ 13 5/8         $ 5
      December 31, 1998                           $ 7 3/8          $ 4 3/8

    As of March 25, 1999 there were approximately 95 record holders of Common Stock.

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

    (b) Use of Proceeds of Initial Public Offering:
        ------------------------------------------

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

    The following table summarizes the estimated expenses incurred for the Company's account in connection with the Offering:

                   Underwriting discounts                       $1,050,000
                   Finder's fees                                        --
                   Expenses paid to or for underwriters                 --
                   Other expenses                                  775,000*
                                                                ----------

                   TOTAL                                        $1,825,000

----------
*Estimated.

    The following table summarized the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                   Construction of plant, building             $         0
                       and facilities
                   Purchase and installation of
                       machinery and equipment                   1,632,000
                   Acquisition of other business(es)                     0
                   Repayment of indebtedness                       775,000
                   Working capital                               1,248,000
                   Temporary investments*                        9,520,000
                   Other Purposes                                        0
                                                               -----------

                   Total                                       $13,175,000
                                                               ===========

----------
*Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.


ITEM 6. SELECTED FINANCIAL DATA

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------
INCOME STATEMENT DATA:                                       1994       1995        1996         1997        1998
----------------------                                     -------     -------      ------      -------     -------
Revenues .............................................        $303      $1,454      $9,072      $20,549     $30,189
Cost of revenues .....................................         178         994       6,208       13,695      20,771
                                                             -----      ------      ------      -------     -------
Gross profit .........................................         125         460       2,864        6,854       9,418
Selling, general and
  administrative expense(1) ..........................         120         452       2,392        3,738       6,495
                                                             -----      ------      ------      -------     -------
Income from operations ...............................           5           8         472        3,116       2,923
Interest income (expense), net .......................          --          --         (23)          71         611
                                                             -----      ------      ------      -------     -------
Income before income taxes ...........................           5           8         449        3,187       3,534
Provision for income taxes ...........................           2           5         230        1,307       1,438
                                                             -----      ------      ------      -------     -------
Net income ...........................................        $  3      $    3      $  219      $ 1,880     $ 2,096
                                                             =====      ======      ======      =======     =======
Basic and diluted earnings
  per share ..........................................        $0.0      $  0.0      $ 0.04      $  0.36       $0.32
                                                             =====      ======      ======      =======     =======
Weighted average shares ..............................       5,000       5,000       5,000        5,259       6,496
Diluted average shares ...............................       5,000       5,000       5,000        5,275       6,530


                                               DECEMBER 31,
                               -------------------------------------------------
BALANCE SHEET DATA:            1994      1995      1996        1997       1998
------------------------       ----     -----     ------     -------     -------

Working capital ..........     $  7     $(25)     $  179     $15,158     $15,459
Total assets .............      120      619       2,601      18,132      21,218
Total debt ...............       --       78         300          --          --
Total stockholders'
  equity..................        7       10         229      15,284      17,280

-------
(1) Includes expenses of $257 incurred on behalf of the UB Group for the ended December 31, 1996. Beginning January 1, 1997, such expenses ceased to be incurred by the Company.

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


OVERVIEW

         UBICS, founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/ server design and development, ERP package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India.

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of December 31, 1998, 60 IT professionals, or approximately 22% of the Company's deployed IT professionals, were placed on such projects.

         UBICS attempts to minimize the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 41% of the Company's 1998 revenues were derived from IT professionals deployed from subcontractors. As of December 31, 1998, IT professionals deployed from subcontractors comprised 114 of the Company's 276 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 313 clients in a range of industries and currently has IT professionals deployed at nearly 170 of these clients. Although the Company's five largest clients accounted for approximately 21% of revenues for 1998, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

         On March 18, 1999, UBICS entered into definitive agreements to acquire all of the issued and outstanding stock of R Systems, Inc. and its foreign affiliates, R Systems (India) Private Limited and R Systems (Singapore) Pte Limited (collectively, "R Systems"), in exchange for a total of 4,748,000 shares of UBICS common stock. R Systems is a El Dorado Hills, California based provider of IT professional services, with offices in India, Singapore and Japan. UBICS expects to complete the acquisition in the second quarter of 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                     PERCENTAGE OF REVENUES
                                              ------------------------------------

                                                    YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                 1996          1997          1998
                                                 -----         -----         -----
Revenues.............................            100.0%        100.0%        100.0%
Cost of revenues.....................             68.4          66.7          68.8
                                                 -----         -----         -----
Gross profit.........................             31.6          33.3          31.2
Selling, general and
  administrative expense(1)..........             26.4          18.1          21.5
                                                 -----         -----         -----
Income from operations...............              5.2          15.2           9.7
Interest income (expense), net.......             (0.3)          0.3           2.0
                                                 -----         -----         -----
Income before income taxes...........              4.9          15.5          11.7
Provision for income taxes...........              2.5           6.4           4.8
                                                 -----         -----         -----
Net income...........................              2.4%          9.1%          6.9%
                                                 =====         =====         =====

----------
(1) Includes expenses incurred on behalf of the UB Group of 2.8% of total revenue for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Revenues for the year ended December 31, 1998 were $30.2 million, compared to $20.6 million for the year ended December 31, 1997, an increase of $9.6 million, or 47%. Approximately 85% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 15% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals. The number of deployed IT professionals increased to 276 at December 31, 1998 from 190 at December 31, 1997, and the Company broadened its client base since inception to 313 clients in 1998 from 175 clients in 1997.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 1998 was $9.4 million, compared to $6.9 million for 1997, an increase of $2.5 million, or 37%. Gross profit as a percentage of revenues decreased to 31.2% for 1998, compared to 33.3% for 1997. The decrease in gross profit as a percentage of revenues resulted primarily from increase in the ratio of employee consultants waiting to be deployed and from increase in rates by subcontractors.

Selling, General and Administrative Expense

         Selling, general and administrative expense consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expense for 1998 was $6.5 million, compared to $3.7 million for 1997, an increase of $2.8 million, or 74%. Selling, general and administrative expense as a percentage of revenues increased to 21.5% for 1998 from 18.1% for 1997. The increase in expense was primarily due to increases in salaries, and other personnel and administrative costs to support the Company's growth. The expenses include certain one-time costs of $400,000 relating to design, relocation of the Company's principal offices, early termination of the Company's prior office lease, recruitment fees and appointment of an external consulting firm to advise on strategic planning.

Interest Income (Expense), Net

         Interest income for 1998 was $611,000 compared to interest income of $71,000 for 1997. The increase resulted from increased interest income for 1998 from the investment of the net proceeds of the Company's initial public offering of 1,500,000 shares of common stock which was completed in November 1997 (the "Offering"). Interest income in 1997 arising out of the net proceeds of the Offering was partially offset by an increase in average borrowings under the Line of Credit (as defined below).

Provision for Income Taxes

         The Company's effective tax rate was 40.7% for 1998 compared to 41.0% for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

    Revenues for the year ended December 31, 1997 were $20.6 million, compared to $9.1 million for the year ended December 31, 1996, an increase of $11.5 million, or 127%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals. The number of deployed IT professionals increased to 190 at December 31, 1997 from 110 at December 31, 1996, and the Company broadened its client base since inception to 175 clients in 1997 from 79 clients in 1996.

Gross Profit

    Gross profit for 1997 was $6.9 million, compared to $2.9 million for 1996, an increase of $4.0 million, or 139%. Gross profit as a percentage of revenues increased to 33.3% for 1997, compared to 31.6% for 1996. The increase in gross profit as a percentage of revenues resulted primarily from a higher number of IT professionals deployed in client engagements involving higher value-added services, including ERP package implementation and customization services, and an increase in the ratio of UBICS IT professionals to subcontractor professionals deployed by UBICS.

Selling, General and Administrative Expense

         Selling, general and administrative expense for 1997 was $3.7 million, compared to $2.4 million for 1996, an increase of $1.3 million, or 56%. Selling, general and administrative expense as a percentage of revenues decreased to 18.1% for 1997 from 26.4% for 1996. The increase in expense was primarily due to increases in salaries, commissions and other personnel costs to support the Company's growth. This increase was partially offset by the absence of expenses incurred on behalf of the UB Group for 1997, which totaled approximately $257,000 for 1996. The decrease as a percentage of revenues was primarily due to the Company's ability to support its revenue growth without a proportionate increase in management or marketing personnel and associated costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company generated net proceeds of approximately $13.2 million from the Offering. Since that time the Company has used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Prior to completion of the Offering, the Company financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate (as of December 31, 1998, the annual interest rate under the Line of Credit was 8.25%). As of December 31, 1998, no borrowings were outstanding under the Line of Credit. Net cash generated by operating activities in 1998 was $412,000 as against net cash used by operating activities of $83,000 in 1997.

         Capital expenditures for 1998 and 1997 were $1,632,000 and $96,000 respectively. The Company intends to use approximately $2.0 million of the remaining net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 1999 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (except that the Company expects to establish a sales and recruiting office in the United Kingdom within the next four months). Except as set forth above, the Company currently has no material commitments for capital expenditures.

The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through fiscal 1999

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         The Company has not yet quantified the impact of adopting SFAS No. 133 but does not believe that it will have a significant impact.

YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of December 31, 1998 have not been material. Management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

         The Company has initiated an assessment to determine the preparedness level of its significant clients, vendors, and other service providers with respect to Year 2000 issues and the subsequent impact on the Company. If a significant client of the Company encounters Year 2000 problems, such client could be forced to reduce its expenditures on IT projects involving the Company's IT professionals, either because the client would have to divert resources from such projects to address its Year 2000 problem or because of the adverse financial effects of such problems on the client. In addition, clients which incur significant costs in achieving Year 2000 compliance could be forced or could elect to reallocate funds being used for projects involving the Company's IT professionals to address Year 2000 compliance issues. The Company does not believe its current projects will be adversely affected by problems its clients may encounter resulting from lack of Year 2000 compliance because most such projects will be completed before the Year 2000. However, reallocation of IT-related expenditures by a client in connection with achieving Year 2000 compliance could affect the duration of the Company's existing projects with such client or the availability to the Company of future IT projects.

         In addition, a small number of the Company's IT professionals perform Year 2000 work for certain clients as an adjunct to other projects performed for such clients. The Company has a $5 million professional liability insurance policy which covers, among other things, Year 2000 compliance work performed by UBICS at client sites. Some of the Company's clients have requested the Company to warrant that the services performed by the Company's IT professionals are Year 2000 compliant. The Company is evaluating such requests from clients to determine whether and the extent to which it is appropriate for UBICS to make such certifications.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


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

         The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 17 of this Form 10-K. As part of its audit of the Company's financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

         The Board of Directors will pursue its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are non-employee directors. The independent public accountants will have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting.




/s/ DR. VIJAY MALLYA
--------------------
Dr. Vijay Mallya
Chairman and Director




/s/ O'NEIL NALAVADI
-------------------
O'Neil Nalavadi
Senior Vice President, Chief Financial Officer
  and Director


March 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc.:

    We have audited the accompanying consolidated balance sheets of UBICS, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         /s/ ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
    February 18, 1999

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                             DECEMBER 31,
                                                      ----------------------
                                                       1997            1998
                                                      -------        -------
                    ASSETS

Current assets:
  Cash and cash equivalents ...................       $12,790        $11,470
  Accounts receivable, net of allowance for
     doubtful accounts of $185 and $305,
     respectively..............................         2,777          4,152
  Unbilled receivables ........................         1,966          2,973
  Employee advances ...........................           170            164
  Prepaids and other ..........................           169            258
Due from affiliates, net ......................            33            174
  Deferred tax asset ..........................           101            206
                                                      -------        -------
     Total current assets .....................        18,006         19,397
                                                      -------        -------
Property and equipment:
  Leasehold improvements ......................            --             40
  Vehicles ....................................            --             72
  Computer equipment and software .............           110          1,026
  Furniture and fixtures ......................            45            623
  Office and other equipment ..................             4             30
                                                      -------        -------
     Total property and equipment .............           159          1,791
  Accumulated depreciation ....................           (33)          (170)
                                                      -------        -------
     Net property and equipment ...............           126          1,621
                                                      -------        -------
     Other long-term assets ...................            --            200
                                                      -------        -------
          Total assets ........................       $18,132        $21,218
                                                      =======        =======


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................       $   923        $ 2,034
  Payroll liabilities .........................         1,060          1,628
  Accrued taxes ...............................           601             46
  Other current liabilities ...................           264            230
                                                      -------        -------
     Total current liabilities ................         2,848          3,938
Long-term liabilities .........................            --             --
     Total liabilities ........................         2,848          3,938
                                                      -------        -------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding ..............................            --             --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 shares
     issued....................................            65             65
  Additional paid-in capital ..................        13,160         13,160
  Treasury stock - 0 and 20,200 shares,
     respectively, at cost.....................            --           (100)
  Retained earnings ...........................         2,059          4,155
                                                      -------        -------
     Total stockholders' equity ...............        15,284         17,280
                                                      -------        -------
          Total liabilities and stockholders'
            equity ............................       $18,132        $21,218
                                                      =======        =======



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                          YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                    1996             1997              1998
                                 ----------        ----------       ----------

Revenues .................       $    9,072        $   20,549       $   30,189
Cost of revenues .........            6,208            13,695           20,771
                                 ----------        ----------       ----------
  Gross profit ...........            2,864             6,854            9,418
Selling, general and
  administrative expense..            2,392             3,738            6,495
                                 ----------        ----------       ----------
Income from operations ...              472             3,116            2,923
Interest income (expense),
  net ....................              (23)               71              611
                                 ----------        ----------       ----------
Income before income
  taxes ..................              449             3,187            3,534
Provision for income
  taxes ..................              230             1,307            1,438
                                 ----------        ----------       ----------
  Net income .............       $      219        $    1,880       $    2,096
                                 ==========        ==========       ==========
Basic and diluted earnings
  per share ..............       $     0.04        $     0.36       $     0.32
                                 ==========        ==========       ==========
Weighted average shares
  outstanding ............        5,000,000         5,258,904        6,495,823
Diluted average shares
   outstanding ...........        5,000,000         5,274,825        6,529,667



   The accompanying notes are an integral part of these financial statements.

                                                 UBICS, INC.
                                           (DOLLARS IN THOUSANDS)

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                      COMMON STOCK
                                 ---------------------    ADDITIONAL                                 TOTAL
                                                           PAID-IN     TREASURY      RETAINED    STOCKHOLDERS
                                   SHARES       AMOUNT     CAPITAL      STOCK        EARNINGS       EQUITY
                                 ---------      ------     -------      -----        --------       ------
Balance, December 31,
  1995 ...................       5,000,000       $ 3            --          --        $    7        $    10
  Net income .............              --        --            --          --           219            219
                                 ---------       ---       -------       -----        ------        -------
Balance, December 31,
  1996 ...................       5,000,000         3            --          --           226            229
  Issuance of common
    stock ................       1,500,000        15        13,160          --            --         13,175
  Stock split in the form
    of a dividend ........              --        47            --          --           (47)            --
  Net income .............              --        --            --          --         1,880          1,880
                                 ---------       ---       -------       -----        ------        -------
Balance, December 31,
  1997 ...................       6,500,000        65        13,160          --         2,059         15,284
  Treasury stock .........              --        --            --        (100)           --           (100)
  Net income .............              --        --            --          --         2,096          2,096
                                 ---------       ---       -------       -----        ------        -------
Balance, December 31,
  1998 ...................       6,500,000       $65       $13,160       $(100)       $4,155        $17,280
                                 =========       ===       =======       =====        ======        =======



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                         1996           1997          1998
                                       -------        -------        -------
Cash flows from operating
  activities:
  Net income ...................       $   219        $ 1,880        $ 2,096
  Adjustments to reconcile net
     income to net cash provided
     by operating activities--               9             20            137
     Depreciation ..............
     Changes in operating assets
     and liabilities--
       Accounts receivable,
       net .....................        (1,062)        (1,434)        (1,375)
       Unbilled receivables ....          (670)        (1,022)        (1,007)
       Employee advances .......           (73)           (74)             6
       Other long-term assets ..            --             --           (200)
       Due to affiliates, net ..           258           (516)          (141)
       Deferred tax asset ......           (57)           (44)          (105)
       Prepaids and other ......           (11)          (152)           (89)
       Bank overdraft ..........           (78)            --             --
       Accounts payable ........           342            405          1,111
       Payroll liabilities .....           619            370            568
       Accrued taxes and other
          current liabilities ..           323            484           (589)
                                       -------        -------        -------
     Net cash (used) provided by
       operating activities ....          (181)           (83)           412
                                       -------        -------        -------
Cash flows from investing
  activities:
  Purchases of property and
     equipment .................           (25)           (96)        (1,632)
                                       -------        -------        -------
     Net cash used by
       investing activities ....           (25)           (96)        (1,632)
                                       -------        -------        -------
Cash flows from financing
  activities:
  Net borrowings (payments)
  under credit facility ........           300           (300)            --
  Treasury stock purchased .....            --             --           (100)
  Net proceeds from issuance of
  common stock .................            --         13,175             --
                                       -------        -------        -------
     Net cash (provided) used by
       financing activities ....           300         12,875           (100)
                                       -------        -------        -------

Net increase (decrease) in cash
  and cash equivalents .........            94         12,696         (1,320)
Cash and cash equivalents, at
  beginning of year ............            --             94         12,790
                                       -------        -------        -------
Cash and cash equivalents, at
  end of year ..................       $    94        $12,790        $11,470
                                       =======        =======        =======
Supplemental data:
  Cash payments for interest ...       $    23        $    39        $    --

  Cash payments for income
  taxes ........................       $    --        $   775        $ 3,143



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  OPERATIONS:

    UBICS, Inc. ("UBICS" or "the Company"), a Delaware corporation, provides information technology professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accompanying financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

    Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

    Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

                                                             YEARS
                                                             -----

             Computer equipment and software...........        5
             Furniture and fixtures....................        7
             Office and other equipment................        7
             Leasehold improvements....................        5
             Vehicles..................................        5

Disclosures about Fair Value of Financial Instruments

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

Reclassifications

    Certain prior year balances have been reclassified to conform to the current period presentation.


3.   MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

    The Company has derived a significant portion of its revenues from a relatively limited number of clients.

    The following table presents the Company's largest clients during each of the years ended December 31, 1996, 1997 and 1998 and the approximate percentage of revenue from each client for the respective periods:


                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                     1996       1997      1998
                                                     ----       ----      ----
     Client A....................................      14%        10%        8%
     Client B....................................       8%         9%        6%
     Client C....................................       8%        --        --
     Client D....................................       7%         5%       --
     Client E....................................       6%        --        --
     Others, individually and collectively less
        than 10% of revenue......................      --          7%        7%
                                                     ----       -----     -----
          Total of Five Largest Clients..........      43%        31%       21%

    The Company grants credit to clients based upon management's assessment of their creditworthiness. The Company's revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.

4.  REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000,000, bear interest at prime (8.50% and 7.75% at December 31, 1997 and 1998, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company. The revolving credit facility was personally guaranteed by the Company's chairman. This personal guarantee terminated in connection with the Company's initial public offering.

    There were no borrowings outstanding as of December 31, 1997 and December 31, 1998, respectively.

    Average outstanding borrowings under this arrangement were $474,658 and $0 for the years ended December 31, 1997 and 1998, respectively. The maximum borrowings under this arrangement were $775,000 (bearing weighted average interest rate at 8.94%) and $0 for the years ended December 31, 1997 and 1998, respectively.

5.  LEASE OBLIGATIONS:

    The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $126,448, $165,093 and $388,091 respectively, for the years ended December 31, 1996, 1997 and 1998.

    Minimum future rental payments under non-cancelable operating leases for each of the next five years are as follows as of December 31, 1998:

                      YEAR ENDING
                      DECEMBER 31,
                      ------------
                       1999.......                     $523,934
                       2000.......                      465,072
                       2001.......                      389,281
                       2002.......                      378,477
                       2003.......                      259,560
                                                     ----------

                       Totals.....                   $2,016,324
                                                     ==========

6.  RELATED PARTY TRANSACTIONS:

    As of December 31, 1997 and December 31, 1998, the Company had a net receivable from the UB Group totaling $33,499 and $ 174,423, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.

    Certain expenses were incurred by the Company on behalf of the UB Group, of which $256,818 are included in selling, general and administrative expenses in the accompanying statements of operations for the year ended December 31, 1996, and $0 for years ended December 31, 1997 and December 31, 1998.

7.  STOCK-BASED COMPENSATION:

    Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") for directors, executive officers and other key employees. The Compensation Committee of the Board of Directors is authorized to grant stock options (with or without stock appreciation rights). The Plan provides for the issuance of up to 750,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), net income for the years ended December 31, 1997 and December 31, 1998 would have been reduced by $71,000 and $860,000, respectively, and basic and diluted earnings per share would have been reduced by $0.01 and $0.13 per share, respectively, for the same period.

    In 1997 and 1998, options covering a total of 437,500 and 173,000 shares, respectively, of Common Stock were granted under the Plan. The right to purchase shares upon exercise of these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity follows:

                                                         December 31, 1997                  December 31, 1998
                                                    -------------------------------------------------------------------
                                                                   Weighted Average                   Weighted Average
NUMBER OF SHARES                                    Options          Exercise Price     Options         Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of period                 --                      --     437,500                 $10.00
Granted                                             437,500                  $10.00     173,000                 $13.25
Exercised                                                --                      --          --                     --
Lapsed and forfeited                                     --                      --     192,500                 $11.22
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, end of period                  437,500                  $10.00     418,000                 $10.78
-----------------------------------------------------------------------------------------------------------------------
Options exercisable, end of period                       --                      --      98,333                 $10.00
-----------------------------------------------------------------------------------------------------------------------


STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1997

                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                         --------------------------------------------------------------------------------------------------
                                         Weighted Average
Range of                                        Remaining      Weighted Average                           Weighted Average
Exercise Price           Options   Contractual life (Yrs)        Exercise Price               Options       Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$10.00                   437,500                     9.83                $10.00                   --                    --

===========================================================================================================================


STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1998

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -------------------------------------------------------------------------------------------------
                                       Weighted Average
Range of                                      Remaining     Weighted Average               Options     Weighted Average
Exercise Price         Options   Contractual life (Yrs)       Exercise Price                             Exercise Price
------------------------------------------------------------------------------------------------------------------------
$5.00                    2,000                     9.90                $5.00
$5.19                   12,500                     9.88                $5.19
$5.50                    4,000                     9.69                $5.50
$10.00                 295,000                     8.83               $10.00                98,333               $10.00
$13.25                   2,000                     9.45               $13.25
$13.63                  70,000                     9.49               $13.63
$13.75                  20,000                     9.07               $13.75
$14.50                   5,000                     9.37               $14.50
$17.63                   7,500                     9.23               $17.63
------------------------------------------------------------------------------------------------------------------------
                       418,000                     9.01               $10.78                98,333               $10.00
========================================================================================================================

Summary of stock options                                                                                Stock Option Price
---------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during 1997*                                                          $2.93
===========================================================================================================================
Weighted average fair value of options granted during 1998*                                                          $4.26
===========================================================================================================================

* The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions

                                              1997                   1998
--------------------------------------------------------------------------
Risk free interest rate                       5.7%                   5.6%
Expected dividend yield                       0.0%                   0.0%
Expected life of options                   3 years                3 years
Expected volatility rate                     32.9%                  88.0%
--------------------------------------------------------------------------

    There were 332,000 shares reserved for future grants under the Plan at December 31, 1997.


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

    The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended December 31, 1996, 1997 and 1998:

                                                                           DECEMBER 31,
                                                               ----------------------------------------
                                                                 1996           1997            1998
                                                               --------      ----------      ----------
           Federal income taxes at the
             statutory rate......................              $140,897      $1,127,292      $1,275,727
           State income taxes at the statutory
             rate, net of federal benefit........                22,792         171,617         162,600
           Penalties and interest................                66,000           9,000              --
                                                               --------      ----------      ----------
           Provision for income taxes............              $229,689      $1,307,909      $1,438,327
                                                               ========      ==========      ==========

    The provision for income taxes as shown in the accompanying statement of operations for the years ended December 31, 1996, 1997 and 1998 included the following components:

                                                                       DECEMBER 31,
                                                            ------------------------------------
                                                              1996          1997          1998
                                                            --------    ----------    ----------
           Current federal provision..........              $253,297    $1,217,292    $1,453,134
           Current state provision............                33,203       191,462       190,988
           Deferred federal provision.........               (48,900)      (87,150)     (176,984)
           Deferred state provision...........                (7,911)      (13,695)      (28,811)
                                                            --------    ----------    ----------
           Provision for income taxes.........              $229,689    $1,307,909    $1,438,327
                                                            ========    ==========    ==========

    The components of the deferred tax asset as of December 31, 1997 and 1998 were as follows:


                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1997          1998
                                                             --------      --------
           Allowance for doubtful accounts....               $ 54,675      $120,475
           Accrued liabilities................                 46,170        85,320
                                                             --------      --------
           Deferred tax asset.................               $100,845      $205,795
                                                             ========      ========

9.  EARNINGS PER COMMON SHARE:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 during 1997. The earnings per share as previously reported were not impacted by the adoption of SFAS No. 128.

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


    The following table sets forth the computation of earnings per share for the periods indicated:

                                                (Dollars in thousands, except per share data)
                                                           Year ended December 31,
                                                ---------------------------------------------
                                                     1996          1997             1998
                                                  ---------     ----------        ----------
Basic earnings per share
         Net income                               $     219     $    1,880        $    2,096
                                                  =========     ==========        ==========
Divided by:
Weighted average common shares                     5,000,000     5,258,904         6,495,823
                                                   ---------     ---------         ---------
         Basic earnings per share                      $0.04         $0.36             $0.32
Diluted earnings per share
         Net income                                     $219        $1,880            $2,096
                                                        ----        ------            ------
Divided by:
Weighted average common  shares                    5,000,000     5,258,904         6,495,823
Dilutive effect of common stock
         equivalents                                      --        15,921            33,844
Dilutive average common shares                     5,000,000     5,274,825         6,529,667
                                                   ---------     ---------         ---------

Diluted earnings per share                             $0.04         $0.36             $0.32

The exercise price of stock options to purchase an aggregate of 0, 0, and 104,500 shares in 1996, 1997 and 1998, respectively, is less than the average stock price for the year and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.


10. INITIAL PUBLIC OFFERING:

    On November 4, 1997, the Company closed the offering of 1,500,000 shares of common stock at a price of $10.00 per share. Net proceeds to the Company from the sale of the 1,500,000 shares, after deduction of underwriting discounts and offering expenses, were approximately $13,175,000.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 (In thousands)
                                                                 Quarter Ended
                                                   -------------------------------------------
                                                   Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                                                     1997        1997        1997        1997
                                                   -------------------------------------------
Revenues................................           $3,633      $5,052      $5,828       $6,036
Cost of revenues........................            2,578       3,319       3,824        3,974
                                                   ------      ------      ------       ------
Gross profit............................            1,055       1,733       2,004        2,062
Selling, general and
  administrative expense................              771         853         978        1,136
                                                      ---         ---      ------       ------
Income from operations..................              284         880       1,026          926
Interest income (expense), net..........             (10)        (11)        (17)          109
                                                   ------      ------      ------       ------
Income before income taxes..............              274         869       1,009        1,035
Provision for income taxes..............              111         354         403          439
                                                   ------      ------     -------       ------
Net income..............................           $  163      $  515      $  606       $  596
                                                   ======      ======      ======       ======
Basic and diluted earnings per share               $ 0.03      $ 0.10      $ 0.12       $ 0.10
                                                   ======      ======      ======       ======


                                                                 (In thousands)
                                                                 Quarter Ended
                                                   -------------------------------------------
                                                   Mar. 31,    June 30,    Sep. 30,    Dec. 31,
                                                     1998        1998        1998        1998
                                                   -------------------------------------------
Revenues................................           $6,215      $6,962      $8,451       $8,561
Cost of revenues........................            4,096       4,762       5,774        6,139
                                                   ------      ------      ------       ------
Gross profit............................            2,119       2,200       2,677        2,422
Selling, general and
  administrative expense................            1,203       1,409       1,784        2,099
                                                   ------      ------      ------       ------
Income from operations..................              916         791         893          323
Interest income, net....................              165         162         147          137
                                                   ------      ------      ------       ------
Income before income taxes..............            1,081         953       1,040          460
Provision for income taxes..............              440         380         420          198
                                                   ------      ------      ------       ------
Net income..............................           $  641      $  573      $  620       $  262
                                                   ======      ======      ======       ======
Basic and diluted earnings per share               $ 0.10      $ 0.09      $ 0.10       $ 0.04
                                                   ======      ======      ======       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information in the registrant's definitive proxy statement to be filed with the Commission on or about April 19, 1999 in connection with its 1999 annual meeting of stockholders (the "1999 Proxy Statement") under the captions "Election of Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Executive Compensation" provided that the information in such Proxy Statement under the captions "Stock Performance Graph" and "Report of the Compensation Committee" are not incorporated by referenced herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  --------------------

    The following financial statements of the registrant are included on pages 18 to 28 of this Form 10-K and the report of independent public accountants is included on page 17 of this Form 10-K:

    Balance sheets as of December 31, 1997 and 1998

    Statements of Operations for the years ended December 31, 1996, 1997 and
      1998

    Statements of Changes in Stockholders' Equity for the years ended
      December 31, 1996, 1997 and 1998

    Statements of Cash Flows for the years ended December 31, 1996, 1997 and
      1998

    2.   Financial Statement Schedules
         -----------------------------

         The following financial statement schedules shown below should be read in conjunction with the financial statements on pages 18 to 28 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

         The following items appear immediately following the signature page:

         Report of Independent Public Accountants on Supplemental Schedules

         Financial Statement Schedules:

         Valuation and Qualifying Accounts for the three years ended December 31, 1998.

  3.   Exhibits:
       --------

2.1 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems, Inc., Satinder Singh Rekhi,
       Harpreet K. Rekhi and the shareholders of R Systems, Inc.

2.2 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (India) Private Limited and the shareholders of R Systems (India) Private Limited

2.3 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (Singapore) Pte Limited and the shareholders of R Systems (Singapore) Pte Limited

3(i)   Amended and Restated Certificate of Incorporation of UBICS,
       Inc.(1)

3(ii)  Amended and Restated Bylaws of UBICS, Inc.(1)

10.1   UBICS, Inc. 1997 Stock Option Plan(1)

10.2   Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB Information Consultancy Services
       Ltd.(2)

10.3   Employment Agreement between the Company and Vijay Mallya(2)

10.4   Employment Agreement between the Company and Manohar B. Hira(2)

10.5   Employment Agreement between the Company and O'Neil Nalavadi(2)

10.6   Employment Agreement between the Company and Babu Srinivas(2)

10.7 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira

10.8   Lease dated May 28, 1996 between the Company and Marin
       Executive Park, as amended(1)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(2)

10.10 Letter Agreement dated July 26, 1996 between PNC Bank, National Association and the Company, and Amendment to Note and Letter Agreement dated November 1, 1996, Second Amendment to Note and Letter Agreement dated April 1, 1997, Third Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter Agreement dated September 5, 1997(1)

10.11  Form of Director Indemnification Agreement(2)

10.12 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(2)

10.13  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and United Breweries Limited(2)

10.14  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB International Limited(2)

10.15 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(2)

10.16 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (3)

10.17 Amendment to Loan Documents dated December 18, 1998 between PNC Bank, National Association and the Company

21     Subsidiaries of the Registrant

27     Financial Data Schedule


----------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed for the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UBICS, Inc.
                                         (Registrant)


                                         By: /s/ MANOHAR B. HIRA
                                             -----------------------------------
                                             Manohar B. Hira
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 30, 1999.


                                         /s/ VIJAY MALLYA
                                         ---------------------------------------
                                         Vijay Mallya
                                         Chairman and Director


                                         /s/ MANOHAR B. HIRA
                                         ---------------------------------------
                                         Manohar B. Hira
                                         President and Director


                                         /s/ O'NEIL NALAVADI
                                         ---------------------------------------
                                         O'Neil Nalavadi
                                         Senior Vice President and Chief
                                         Financial Officer and Director


                                         /s/ BABU SRINIVAS
                                         ---------------------------------------
                                         Babu Srinivas
                                         Vice President - Finance and Accounting


                                         /s/ CRAIG A. WOLFANGER
                                         ---------------------------------------
                                         Craig A. Wolfanger
                                         Director


                                         /s/ SCOTT HELDFOND
                                         ---------------------------------------
                                         Scott Heldfond
                                         Director

                                         /s/ KENT D. PRICE
                                         ---------------------------------------
                                         Kent D. Price
                                         Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Stockholders of UBICS, Inc.:

         We have audited in accordance with generally accepted accounting standards, the financial statements included in this Form 10-K and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
   February 18, 1999



                                                                                                    SCHEDULE II


                                                  UBICS, INC.

                                       VALUATION AND QUALIFYING ACCOUNTS
                                                 (In thousands)


                                                                        Charged         Deductions--    Balance
                                                         Balance at     to Costs           Amounts      at End
                                                         Beginning        and           Deemed to be      of
  Period Ended                  Description              of Period      Expenses        Uncollectible   Period
  ------------                  -----------              ---------      --------        -------------   ------
December 31, 1996        Allowance for uncollectible         $--           $50              $--         $50
                         accounts

December 31, 1997        Allowance for uncollectible          50           135               --         185
                         accounts

December 31, 1998        Allowance for uncollectible         185           120               --         305
                         accounts

                                  EXHIBIT INDEX


No.      Description                                                        Page
---      -----------                                                        ----

2.1 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems, Inc., Satinder Singh Rekhi,
       Harpreet K. Rekhi and the shareholders of R Systems, Inc.

2.2 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (India) Private Limited and the shareholders of R Systems (India) Private Limited

2.3 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (Singapore) Pte Limited and the shareholders of R Systems (Singapore) Pte Limited

3(i)   Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

3(ii)  Amended and Restated Bylaws of UBICS, Inc.(1)

10.1   UBICS, Inc. 1997 Stock Option Plan(1)

10.2   Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB Information Consultancy Services
       Ltd.(2)

10.3   Employment Agreement between the Company and Vijay Mallya(2)

10.4   Employment Agreement between the Company and Manohar B. Hira(2)

10.5   Employment Agreement between the Company and O'Neil Nalavadi(2)

10.6   Employment Agreement between the Company and Babu Srinivas(2)

10.7 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira

10.8   Lease dated May 28, 1996 between the Company and Marin
       Executive Park, as amended(1)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(2)

10.10 Letter Agreement dated July 26, 1996 between PNC Bank, National Association and the Company, and Amendment to Note and Letter Agreement dated November 1, 1996, Second Amendment to Note and Letter Agreement dated April 1, 1997, Third Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter Agreement dated September 5, 1997(1)

10.11  Form of Director Indemnification Agreement(2)

10.12 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(2)

10.13  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and United Breweries Limited(2)

10.14  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB International Limited(2)

10.15 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(2)

10.16 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (3)

10.17 Amendment to Loan Documents dated December 18, 1998 between PNC Bank, National Association and the Company

21     Subsidiaries of the Registrant

27     Financial Data Schedule

----------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.