Form 10-K/A
period 1998-12-31
UBICS INC
filed 1999-04-30
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K/A:

         (1) Form 10-K for the fiscal year ended December 31, 1998, filed by the registrant on March 31, 1999 (Parts I, II and IV).

                             INTRODUCTORY STATEMENT


         This Form 10-K/A is being filed by UBICS, Inc. ("UBICS" or the "Company") as an amendment to the Annual Report on Form 10-K of UBICS for the fiscal year ended December 31, 1998 (the "Form 10-K") for the purpose of amending Part III of the Form 10-K to set forth the information required to be included therein rather than incorporating such information by reference to the Company's definitive proxy statement to be filed with the Commission. Such amendment is necessary because the Company will not have filed its definitive proxy statement with the Commission on or before the 120th day after the end of its 1998 fiscal year. All information required to be set forth in Parts I, II and IV is incorporated by reference to Part I, Part II and Part IV, respectively, of the Form 10-K.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1.  BUSINESS

         The information required by this Item is incorporated by reference to
         Item 1 of the Form 10-K.


ITEM 2.  PROPERTIES

         The information required by this Item is incorporated by reference to
         Item 2 of the Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS

         The information required by this Item is incorporated by reference to
         Item 3 of the Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this Item is incorporated by reference to
         Item 4 of the Form 10-K.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated by reference to
         Item 5 of the Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to
         Item 6 of the Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required by this Item is incorporated by reference to
         Item 7 of the Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated by reference to
         Item 7A of the Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL DATA

         The financial statements and supplemental financial data required by this Item are incorporated by reference to Item 8 of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------

     Set forth below is certain information with regard to the directors of UBICS.

               NAME AND AGE                          PRINCIPAL OCCUPATION AND DIRECTORSHIPS
               ------------                          --------------------------------------
Vijay Mallya..............................  Chairman of the Company since its inception in July
Age 43                                      1993. Mr. Mallya has been chairman of the UB Group since
                                            1983. Mr. Mallya also is Chairman of Mendocino Brewing
                                            Company, Inc., United Breweries Limited, UB Engineering
                                            Limited, Mangalore Chemicals and Fertilisers Ltd.,
                                            Herbertsons Limited, McDowell & Co. Ltd. and other UB
                                            Group companies. He also sits on boards of several
                                            foreign companies and organizations including companies
                                            comprising the UB Group, The Institute of Economic
                                            Studies (India) and the Federation of the Indian Chamber
                                            of Commerce and Industries.

Manohar B. Hira...........................  President and a director of the Company since it was
Age 58                                      founded in 1993. Mr. Hira also served in various senior
                                            management capacities for companies in the UB Group from
                                            1981 to 1995, including Chief Operating Officer--U.S. IT
                                            Operations, Export Manager, General Manager--Human
                                            Resources and Vice President--Administration. Mr. Hira
                                            is a mechanical engineer and has a Masters' degree in
                                            management.

Scott R. Heldfond.........................  Director of the Company since December 1998. Since
Age 53                                      February 1997 Mr. Heldfond has been President and Chief
                                            Executive Officer of Frank Crystal & Co. of California,
                                            Inc., an insurance brokerage company. Prior to joining
                                            Frank Crystal & Co., from 1994 to February 1997 he was
                                            Chairman of Hales Capital LLC, an investment banking
                                            firm, and President of AOL Real Estate and Investments.

O'Neil Nalavadi...........................  Senior Vice President, Chief Financial Officer and a
Age 39                                      director of the Company since August 1997. Mr. Nalavadi
                                            also has served in various senior management capacities
                                            for companies in the UB Group from 1984 to August 1997,
                                            including Senior Vice President of the Corporate
                                            Management Division--UB Group from 1995 to August 1997,
                                            Chief Operating Officer and director of United Breweries
                                            Plc. from December 1992 to January 1995 and General
                                            Manager--Corporate Planning & Coordination of UB
                                            International Ltd. from January 1989 to December 1992.
                                            Mr. Nalavadi is a Chartered Accountant in India.

Kent D. Price.............................  Director of the Company since July, 1998. Since August
Age 55                                      1998 Mr. Price has been President of Robert Kent &
                                            Company, a financial advisory firm. Prior thereto, from
                                            January 1994 to July 1994 he was Chairman of San
                                            Francisco Company and Bank of San Francisco and from
                                            August 1994 to July 1998 was General Manager of
                                            Securities and Capital Markets for International
                                            Business Machines Corporation (IBM). He is currently a
                                            member of the board of directors of San Francisco
                                            Company and Mendocino Brewing Company.

Craig A. Wolfanger........................  Director of the Company since October 30, 1997. Mr.
Age 40                                      Wolfanger has been Senior Managing Director of
                                            Parker/Hunter Incorporated, an investment banking firm,
                                            since 1995. Mr. Wolfanger also serves on the Management
                                            Committee at Parker/Hunter Incorporated. From 1991 to
                                            1995, Mr. Wolfanger was Senior Managing Director of the
                                            Corporate Finance Division of PNC Securities Corp. Mr.
                                            Wolfanger previously was employed in the investment
                                            banking departments of Alex. Brown & Sons Incorporated
                                            and Kidder, Peabody & Co. Incorporated.

     On March 18, 1999, UBICS entered into definitive agreements to acquire all of the issued and outstanding stock of R Systems, Inc. and its foreign affiliates, R Systems (India) Private Limited and R Systems (Singapore) Pte Limited (collectively, "R Systems"), in exchange for a total of 4,748,000 shares of UBICS common stock (such transaction is referred to hereinafter as the "Exchange"). R Systems is a El Dorado Hills, California based provider of IT professional services, with offices in India, Singapore and Japan. UBICS expects to complete the Exchange in the second quarter of 1999.

     Manohar Hira, currently President and a director of UBICS whose term expires at the 1999 annual meeting of stockholders, is not a nominee for election to the Board as a director at the annual meeting and has agreed to resign as President of UBICS effective upon consummation of the Exchange so that the number of directors will be reduced from six to five. Mr. Hira will continue as an employee of UBICS until January 1, 2000. See "Employment Agreements."

     Upon consummation of the Exchange O'Neil Nalavadi, currently a director of UBICS, will resign as a director, the number of directors will be increased from five to seven and the persons listed below will be appointed to the Board.

               NAME AND AGE                          PRINCIPAL OCCUPATION AND DIRECTORSHIPS
               ------------                          --------------------------------------
Satinder Singh Rekhi......................  President and Chief Executive Officer of R Systems since
Age 48                                      its inception in 1991. Prior to founding R Systems, Mr.
                                            Rekhi was employed in the sales and marketing department
                                            of Digital Information Systems Corporation. He received
                                            his Bachelor's degree in Engineering from the Indian
                                            Institute of Technology and a Masters of Business
                                            Administration from California State University.

Gen. Baldev Singh.........................  President and Chief Executive Officer of R Systems-India
Age 58                                      since July 1997. Prior to joining R Systems Gen. Singh
                                            served for 37 years in various capacities in the Armed
                                            Forces in India, including service as commander of the
                                            Indian Army Corps from January 1994 to October 1995 and
                                            administration of the Joint Defense Services Staff
                                            College in Wellington, India from October 1995 to July
                                            1997.

Deborah Colden............................  Marketing Section Manager, Channel Marketing, Computer
Age 43                                      Products for Hewlett-Packard Company since 1994.

     Gen. Baldev Singh is the brother-in-law of Satinder Singh Rekhi, who will be President and Chief Executive Officer of UBICS and a director of UBICS following consummation of the Exchange.

Executive Officers
------------------

     The following table sets forth certain information regarding the executive officers of the Company.

               NAME                   AGE                       POSITION
               ----                   ---                       --------
Vijay Mallya......................     43    Chairman and Director
Manohar B. Hira...................     58    President and Director
O'Neil Nalavadi...................     39    Senior Vice President and Chief Financial
                                             Officer
Babu Srinivas.....................     44    Vice President, Finance and Accounting and
                                             Secretary
Vijay P. Reddy....................     49    Vice President, Personnel and Administration
Patrick Ghilani...................     28    Vice President, Enterprise Solutions

     Information regarding Messrs. Mallya, Hira and Nalvadi is set forth above in this Item under the caption "Directors."

     Babu Srinivas has been Vice President--Finance and Accounting of the Company since April 1996. Mr. Srinivas served in various senior management capacities for companies in the UB Group, including senior manager--internal audit, controller and general manager, from 1990 to March 1996. Mr. Srinivas is a Chartered Accountant in India.

     Vijay P. Reddy was appointed Vice President, Personnel and Administration in January 1998. Prior to joining the Company he served as a senior executive for personnel administration for the UB Group from November 1996 to January 1998. Mr. Reddy is a graduate of the U.S. Army Command and General Staff College, Ft. Leavenworth, Kansas, and holds a Master's Degree in management of human resources. Mr. Reddy has 27 years of experience in personnel and administration matters and served in various capacities for the Armed Forces in India from 1971 to 1996.

     Patrick Ghilani was appointed Vice President, Enterprise Solutions of UBICS in June 1998. Prior to joining UBICS, from 1994 to July 1995 Mr. Ghilani was production control manager for DECO-Grand, Inc., an automotive parts supplier. From August 1995 to 1998 he was employed in various capacities with Ernst & Young LLP, including senior consultant in business process reengineering and package enabled reengineering projects and national sales coordinator and manager focusing on the Baan ERP Service line.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the Company's directors, officers, and persons who are directly or indirectly the beneficial owners of more than 10% of the Common Stock of the Company are required to file with the Commission, within specified monthly and annual due dates, a statement of their initial beneficial ownership and all subsequent changes in ownership of Common Stock. Rules of the Commission require such persons to furnish the Company with copies of all Section 16(a) forms they file.

     For the fiscal year ended December 31, 1998 all officers and directors of the Company filed the required Section 16(a) forms on a timely basis to report their ownership of and changes in beneficial ownership of Common Stock except as follows: Forms 3 and 4 for Vijay Reddy, Kent Price and Scott Heldfond reporting holdings and purchases of UBICS Common Stock were not timely filed; and Forms 5 for Kent Price, Vijay Reddy and Patrick Ghilani reporting grants of exempt stock options were not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION SUMMARY

     The following table sets forth information regarding compensation paid to Vijay Mallya, Chairman of the Company, and each other current or former executive officer whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1998 (together, the "named executive officers"), for the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION
                                    ----------------------------------
                                                         OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS    COMPENSATION    COMPENSATION
---------------------------  ----    ------     -----    ------------    ------------
Vijay Mallya............     1998   $150,000        --           --             --
  Chairman                   1997    150,000        --           --             --
                             1996    125,000(1)      --          --             --

Manohar B. Hira.........     1998   $120,000        --      $22,802(3)     $18,000(4)
  President                  1997    109,000   $20,000(2)    19,000             --
                             1996     60,000    15,000       25,000             --

O'Neil Nalavadi.........     1998   $100,000        --      $30,171(6)     $15,000(4)
  Senior Vice President      1997     58,333        --           --             --
  and CFO(5)

Scott Baxendell.........     1998   $166,333        --           --             --
  Vice President, Sales      1997    348,602        --           --             --
  and Marketing(7)           1996    333,002        --           --             --

---------------

(1) Amounts shown were paid in January 1997 for services rendered by Mr. Mallya in 1996.

(2) Represents bonuses paid to Mr. Hira in 1998 but earned in 1997.

(3) Includes amounts paid by UBICS for use of an automobile ($15,746); and payment of travel expenses by UBICS on behalf of Mr. Hira ($7,056).

(4) Represent payments for contributions to retirement accounts for Mr. Hira and Mr. Nalavadi pursuant to their respective employment agreements.

(5) Mr. Nalavadi became employed by UBICS in August 1997.

(6) Includes payment of travel expenses by UBICS on behalf of Mr. Nalavadi ($21,168) and amounts paid by UBICS for use of an automobile ($9,003).

(7) Mr. Baxendell terminated his employment with UBICS in August 1998. Salary information includes sales commissions.

STOCK OPTIONS

     The Company currently maintains the UBICS, Inc. 1997 Stock Option Plan (the "1997 Plan") under which stock option awards may be made to eligible employees of the Company. A maximum of 750,000 shares of Common Stock may be issued pursuant to exercise of options granted under the 1997 Plan which number may be adjusted to prevent dilution or enlargement of rights in the event of any stock dividend, reorganization, reclassification, recapitalization, stock split, combination, merger, consolidation or other relevant capitalization change. As of December 31, 1998, there were options to purchase an aggregate of 418,000 shares of UBICS Common Stock outstanding under the 1997 Plan. UBICS has agreed, pursuant to the Exchange Agreement, to reserve options to purchase an aggregate or 300,000 shares of UBICS Common Stock under the 1997 Plan for issuance to employees of R Systems, R Systems-India and R Systems-Singapore.

     The following tables set forth certain information with respect to options granted to the named executive officers during the fiscal year ended December 31, 1998 and the value of options held by the named executive officers on December 31, 1998. None of the named executive officers exercised any options to purchase common stock during the fiscal year ended December 31, 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS                              POTENTIAL REALIZABLE
                                    ---------------------------------------------                  VALUE AT ASSUMED
                                     NUMBER OF     PERCENT OF TOTAL                              ANNUAL RATES OF STOCK
                                     SECURITIES      OPTIONS/SARS                                 PRICE APPRECIATION
                                     UNDERLYING       GRANTED TO       EXERCISE                   FOR OPTION TERM(2)
                                    OPTIONS/SARS     EMPLOYEES IN       OR BASE     EXPIRATION   ---------------------
NAME                                 GRANTED(#)      FISCAL YEAR      PRICE($/SH)      DATE       5%($)       10%($)
----                                ------------   ----------------   -----------   ----------   --------   ----------
Vijay Mallya......................         --              --               --            --           --           --
Manohar B. Hira...................         --              --               --            --           --           --
O'Neil Nalavadi...................         --              --               --            --           --           --
Scott Baxendell...................     35,000(1)         20.2%          $13.75       1/28/09(1)  $783,906   $1,248,239

---------------

(1) Options were granted subject to vesting in three equal installments on 1/25/99, 1/25/00 and 1/25/01. Options terminated after Mr. Baxendell terminated his employment in August 1998.

(2) Based on the product of (a) the difference between (i) the per share market price of the Common Stock on the date of the grant ($13.75 per share), compounded annually over the term of the option (10 years) at the assumed annual rate indicated, and (ii) the exercise price per share and (b) the number of shares of UBICS Common Stock obtainable upon exercise of the option. Amounts shown were calculated at the assumed 5% and 10% annual rates required by the Securities and Exchange Commission and are not intended as a forecast of future appreciation in the price of the UBICS Common Stock.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                    NUMBER OF UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-MONEY
                                       HELD AT FISCAL YEAR-END        OPTIONS AT FISCAL YEAR-END(1)
                                    -----------------------------   ---------------------------------
NAME                                EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                                -----------    -------------     -----------      -------------
Vijay Mallya......................     25,000          50,000            --                --
Manohar B. Hira...................     30,000          60,000            --                --
O'Neil Nalavadi...................     17,333          34,667            --                --
Scott Baxendell(2)................         --          35,000            --                --

---------------

(1) All options listed were out of the money as of December 31, 1998.

(2) Mr. Baxendell terminated his employment with UBICS in August 1998, as a result of which all options granted to Mr. Baxendell are no longer exercisable.

EMPLOYMENT AGREEMENTS

     UBICS has entered into substantially identical employment agreements with Messrs. Mallya, Hira, Nalavadi and Srinivas pursuant to which each of them serve as an executive officer of the Company. The initial terms of the employment agreements are three years and the agreements provide for payment of an annual base salary to Messrs. Mallya, Hira, Nalavadi and Srinivas of $150,000, $120,000, $100,000 and $75,000, respectively, and an annual bonus as determined by the Compensation Committee of the Board of Directors. The agreements with Messrs. Mallya, Hira and Nalavadi automatically extend beginning on the second anniversary of the agreements, so that the remaining term of each agreement is always one year unless either party gives notice of their intention to terminate the agreement at the end of the term. The agreements are terminable by UBICS immediately for cause. The agreements prohibit the executive officers from competing with UBICS during their employment with UBICS and for one year thereafter, and from improperly disclosing or using UBICS's proprietary information. The employment agreements also include the provisions relating to severance described below.

     The employment agreements with each of Messrs. Mallya, Hira, Nalavadi and Srinivas provide that if, on or after the date of a "Change in Control" (as defined herein), UBICS, for any reason, terminates the employee's employment or the employee resigns "for good reason" (as defined herein), then UBICS shall pay to the employee within five days following the date of termination or date of resignation, as applicable: (i) the employee's salary and benefits through the termination date or resignation date, both as in effect on the date prior to the date of the Change in Control; and (ii) the amount of any bonus payable to the employee for the year in which the Change in Control occurred, pro rated to take into account the number of days that have elapsed in such year prior to the termination date or resignation date. In addition, during a period following the termination or resignation date equal to the remaining term of the employee's employment agreement as of the date immediately prior to such termination or resignation date, UBICS shall continue to pay to the employee his annual salary, as in effect on the day prior to the date of the Change in Control, on the dates when such salary would have been payable had the employee remained employed by UBICS and shall continue to provide to the employee during such specified period, at no cost to the employee, the benefits the employee was receiving on the day prior to the date of the Change in Control or benefits substantially similar thereto.

     For purposes of the employment agreements, a "Change in Control" is deemed to occur upon any of the following events: (i) any individual, corporation, partnership, association, trust or other entity (other than Mallya or an affiliate of Mallya) becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), directly or indirectly, of securities of UBICS representing 50% or more of the combined voting power of UBICS' then outstanding voting securities; (ii) the individuals who as of the date of the agreements are members of the Board of Directors of UBICS (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of UBICS (provided, however, that if the election, or nomination for election by UBICS' stockholders, of any new director was approved by a vote of at least a majority of the Incumbent Board, such new director will, for purposes of such agreements, be considered as a member of the Incumbent Board); (iii) an agreement by UBICS to consolidate or merge with any other entity pursuant to which UBICS will not be the continuing or surviving corporation or pursuant to which shares of the Common Stock of UBICS would be converted into cash, securities or other property, other than a merger of UBICS in which holders of the Common Stock of UBICS immediately prior to the merger would have the same proportion of ownership of Common Stock of the surviving corporation immediately after the merger; (iv) an agreement of UBICS to sell, lease, exchange or otherwise transfer in one transaction or a series of related transactions substantially all of the assets of UBICS; (v) the adoption of any plan or proposal for a complete or partial liquidation or dissolution of UBICS; or (vi) an agreement to sell more than 50% of the outstanding voting securities of UBICS in one or a series of related transactions other than an initial public offering of voting securities registered with the Commission.

     The term "good reason" means: (i) a material diminution by UBICS of the employee's title or responsibilities, as that title and those responsibilities existed on the day prior to the date of a Change in Control; or (ii) a material diminution by UBICS in the employee's salary, benefits or incentive or other forms of compensation, all as in effect on the day prior to the date of a Change in Control.

     UBICS and Manohar B. Hira, currently President and a director of UBICS, have entered into an Agreement of Severance, Waiver and Release (the "Severance Agreement") pursuant to which Mr. Hira has agreed to resign as President of UBICS effective on the closing date of the Exchange. The Severance Agreement also provides that Mr. Hira will not be nominated and will not stand for reelection to the Board of Directors of UBICS at the Annual Meeting. Mr. Hira will continue as an employee of UBICS until his retirement on January 1, 2000 and will assist in the integration of the respective businesses of UBICS and R Systems and perform such other duties as may be designated from time to time by the Board, the Chairman or the President of UBICS.

     The Severance Agreement provides that UBICS will pay Mr. Hira a severance payment of $450,000, payable in installments of $150,000 on January 1, 2000 (the "Termination Date") and $100,000 on each of the first through third anniversaries of the Termination Date. In addition, all stock options held by Mr. Hira shall vest and be exercisable by Mr. Hira or his estate effective upon consummation of the Exchange until the expiration date of such options. If UBICS determines, in connection with the Exchange, to reduce the exercise price of its outstanding stock options or to issue new options to replace the outstanding options, Mr. Hira's options will also be repriced or replaced, as the case may be, on the same basis. UBICS also agreed to amend a mortgage note dated June 24, 1998 from Mr. Hira to UBICS (the "Note") in the principal amount of $250,000 to eliminate all scheduled installment payments and provide that the principal amount and all accrued interest shall be due and payable on the fourth anniversary of the Termination Date. Mr. Hira agreed to release UBICS and its present and former officers, directors, employees, agents and attorneys from any and all claims, suits, damages and expenses related to or arising out of Mr. Hira's employment or termination of employment with UBICS.

INDEMNIFICATION AGREEMENTS

     The Company has entered into indemnification agreements with each of its directors pursuant to which the Company has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of the Company. Upon consummation of the Exchange UBICS will enter into a similar indemnification agreement with Satinder Singh Rekhi, Gen. Baldev Singh and Deborah Colden upon their appointment as directors of UBICS.

COMPENSATION OF DIRECTORS

     The Company pays each director who is not an executive officer an annual retainer of $20,000, and all directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the Board of Directors. In addition, under the 1997 Plan, Mr. Price was granted options to purchase 20,000 shares of Common Stock at an exercise price of $13.63 per share upon his appointment as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Mallya, Chairman and the beneficial owner of approximately 62% of the outstanding shares of Common Stock of the Company, may also deemed to be in "control" (within the meaning of the Securities Act) of each company that is a member of the UB Group. The UB Group is a multinational group of companies headquartered in India, and Mr. Mallya is Chairman and a significant shareholder of such companies. Any transaction between the Company, on the one hand, and a company in the UB Group, on the other hand, may be deemed to be a transaction between "affiliates" (within the meaning of the Securities Act). In addition, Mr. Hira, currently President and a director of the Company, was employed in various senior management capacities with the UB Group and its affiliate, UB Information Consultancy Services Ltd., an Indian corporation ("UB Services") from 1981 to 1995, and Mr. Nalavadi, Senior Vice President, Chief Financial Officer and currently a director of the Company, was employed in various senior management capacities with the UB Group from 1984 to 1997. See "ELECTION OF DIRECTORS."

     From time to time, the UB Group has provided certain services to the Company, primarily involving the provision of administrative services to the Company by UB Group employees and allowing the Company the use of certain office space and facilities in locations where the UB Group has an office. Prior to 1997, such services were provided on an informal basis and not under a written contractual arrangement, although the Company reimbursed the UB Group for any out-of-pocket cost of the services provided.

     The aggregate annual value of the services provided by the UB Group to the Company was less than $10,000 in 1998. In October 1997 the Company entered into Services Agreements with Mr. Mallya and certain UB Group companies (the "Services Agreements") pursuant to which the UB Group will provide services and accommodations to the Company, including the right to use the "UB Group" name, both in India and in other countries where the UB Group has an office or location, from time to time on an as needed basis. The Services Agreements, which have an initial term of five years, require the Company to pay the UB Group company providing the services or accommodations compensation on terms no less favorable to the Company than those which would be made to non-affiliated parties. Compensation for services will be based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by the UB Group company providing the services. Compensation for use of facilities of a UB Group company will be based on the provider's costs (including rent, taxes, utilities and other operating expenses) for the portion of the facility used by the Company, prorated based on the number of days of each month the Company actually uses the facility. The costs incurred by the Company in the future pursuant to these agreements are expected to be comparable to the costs incurred for such services for prior fiscal years.

     The Company also has entered into non-competition agreements with Mr. Mallya and certain UB Group companies pursuant to which the UB Group (including UB Services) and Mr. Mallya have agreed not, and to cause their respective affiliates not, to compete with the Company or use the name "UBICS" and to cause UB Services to cease business operations. Each non-competition agreement has a term of five years subject to earlier termination upon certain events involving a change in control of the Company.

     In addition, the Company has entered into a sublease agreement with the UB Group pursuant to which the Company subleases a portion of its office space in Sausalito, California to the UB Group. Pursuant to the sublease, which expires on June 2, 1999, the UB Group agreed to pay its pro rata share of the rent and operating expenses payable by the Company under its lease. The UB Group's annual rental and operating expense payment under the sublease currently is approximately $83,000. Currently the UB Group owes an aggregate of $174,423 in rent and expenses to UBICS under the sublease.

     Upon consummation of the Exchange, UBICS will enter into a registration rights agreement with United Breweries Information Consultancy Services Ltd., a British Virgin Islands corporation beneficially owned by Mr. Mallya ("UBICS-BVI"), which is the record owner of approximately 62% of the outstanding shares of UBICS common stock. UBICS-BVI granting UBICS-BVI the right to demand that UBICS register its shares of UBICS Common Stock or to cause its shares to be included in a registration commenced by UBICS, in each case subject to the limitations set forth in such agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the UBICS Common Stock as of March 31, 1999 by (1) each person who is known by the Company to have been the beneficial owner of more than five percent of the UBICS Common Stock on such date, (2) each director and named executive officer of UBICS and (3) all directors and executive officers of UBICS as a group as of such date (based on 6,479,800 shares of UBICS Common Stock outstanding as of March 31, 1999).

                                                              SHARES BENEFICIALLY
                                                                   OWNED (1)
                                                              --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                           NUMBER      PERCENT
------------------------------------                          ---------    -------
United Breweries Information Consultancy Services Ltd.(2)...  4,033,751     62.2%
Vijay Mallya(3)(4)(5).......................................  4,058,751     62.4
Manohar B. Hira(4)(5).......................................     30,700      *
Scott Heldfond(4)(5)........................................      2,000      *
O'Neil Nalavadi(4)(5).......................................     17,333      *
Kent Price(4)(5)............................................     21,000      *
Craig A. Wolfanger(4)(5)....................................     21,000      *
All directors and executive officers as a group (9
  persons)(3)(5)............................................  4,164,117(5)  63.0

---------------

 * Represents less than 1% of the outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes shares as to which the listed person has or shares voting and/or investment power. Shares of UBICS Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this Proxy Statement are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2) United Breweries Information Consultancy Services Ltd. ("UBICS-BVI"), is a corporation organized under the laws of the British Virgin Islands. The Principal Stockholder's address is P.O. Box 3149, Pasea Estate, Road Town, BVI. Vijay Mallya (directly and through other entities owned and controlled by Mr. Mallya) owns all of the outstanding equity interests in the Principal Stockholder and therefore is the indirect beneficial owner of such shares.

(3) Includes shares owned by the Principal Stockholder, which shares are indirectly beneficially owned by Mr. Mallya as set forth in footnote 2.

(4) The address of Mr. Mallya, Mr. Hira, Mr. Heldfond, Mr. Nalavadi, Mr. Price and Mr. Wolfanger is c/o UBICS, Inc., 333 Technology Drive, Suite 210, Southpointe, Canonsburg, Pennsylvania 15317.

(5) Includes shares of UBICS Common Stock that may be acquired by the following directors and officers pursuant to the exercise of options granted pursuant to the 1997 Plan: Mr. Mallya, 25,000; Mr. Hira, 30,000; Mr. Nalavadi, 17,333; Mr. Heldfond, 0; Mr. Price, 20,000; Mr. Wolfanger, 20,000; all directors and executive officers as a group, 125,666 (95,666 following the Exchange).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered and intends to enter into certain arrangements and agreements with companies in the UB Group. See "Executive Officers and Directors" and "Compensation Committee Interlocks and Insider Participation."

     The Company has a policy requiring all future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, to be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors or, if required by law, a majority of the disinterested stockholders, and requiring such transactions to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     Manohar B. Hira, president and a director of UBICS, executed and delivered to UBICS a Mortgage Note dated June 24, 1998 in the principal amount of $250,000 (the "Note") evidencing a loan in such amount by UBICS to Mr. Hira to finance a portion of the purchase price of a personal residence. The Note is secured by a second mortgage on such property in favor of UBICS. The terms of the Note were amended pursuant to the Severance Agreement which is described in Item 11 above under "Employment Agreements."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  --------------------

    The following financial statements of the registrant are incorporated by reference to pages 18 to 28 of the Form 10-K and the report of independent public accountants is incorporated by reference to page 17 of the Form 10-K:

    Balance sheets as of December 31, 1997 and 1998

    Statements of Operations for the years ended December 31, 1996, 1997 and
      1998

    Statements of Changes in Stockholders' Equity for the years ended
      December 31, 1996, 1997 and 1998

    Statements of Cash Flows for the years ended December 31, 1996, 1997 and
      1998

   2.    Financial Statement Schedules
         -----------------------------

         The following financial statement schedules shown below should be read in conjunction with the financial statements incorporated by reference to pages 18 to 28 of the Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

         The following items appear immediately following the signature page:

         Report of Independent Public Accountants on Supplemental Schedules

         Financial Statement Schedules:

         Valuation and Qualifying Accounts for the three years ended December 31, 1998.

  3.     Exhibits:
         --------

2.1 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems, Inc., Satinder Singh Rekhi, Harpreet K. Rekhi and the shareholders of R Systems, Inc.(1)

2.2 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (India) Private Limited and the shareholders of R Systems (India) Private Limited(1)

2.3 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (Singapore) Pte Limited and the shareholders of R Systems (Singapore) Pte Limited(1)

3(i)     Amended and Restated Certificate of Incorporation of UBICS,
         Inc.(2)

3(ii)    Amended and Restated Bylaws of UBICS, Inc.(2)

10.1     UBICS, Inc. 1997 Stock Option Plan(2)

10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services Ltd.(3)

10.3     Employment Agreement between the Company and Vijay Mallya(3)

10.4     Employment Agreement between the Company and Manohar B. Hira(3)

10.5     Employment Agreement between the Company and O'Neil Nalavadi(3)

10.6     Employment Agreement between the Company and Babu Srinivas(3)

10.7 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira(1)

10.8     Lease dated May 28, 1996 between the Company and Marin
         Executive Park, as amended(2)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)

10.10 Letter Agreement dated July 26, 1996 between PNC Bank, National Association and the Company, and Amendment to Note and Letter Agreement dated November 1, 1996, Second Amendment to Note and Letter Agreement dated April 1, 1997, Third Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter Agreement dated September 5, 1997(2)

10.11    Form of Director Indemnification Agreement(3)

10.12 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(3)

10.13 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)

10.14 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)

10.15 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)

10.16 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates(4)

10.17 Amendment to Loan Documents dated December 18, 1998 between PNC Bank, National Association and the Company(1)

21       Subsidiaries of the Registrant(1)

27       Financial Data Schedule(1)


----------

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.

(2) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(3) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed for the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UBICS, Inc.
                                         (Registrant)


                                         By: /s/ MANOHAR B. HIRA
                                             -----------------------------------
                                             Manohar B. Hira
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this amendment in the capacities indicated on April 29, 1999.


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


                                         /s/ CRAIG A. WOLFANGER
                                         ---------------------------------------
                                         Craig A. Wolfanger
                                         Director


                                         /s/ SCOTT HELDFOND
                                         ---------------------------------------
                                         Scott Heldfond
                                         Director

                                         /s/ KENT D. PRICE
                                         ---------------------------------------
                                         Kent D. Price
                                         Director

                                  EXHIBIT INDEX


No.      Description                                                        Page
---      -----------                                                        ----

2.1 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems, Inc., Satinder Singh Rekhi,
       Harpreet K. Rekhi and the shareholders of R Systems, Inc.(1)

2.2 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (India) Private Limited and the shareholders of R Systems (India) Private Limited(1)

2.3 Acquisition and Stock Exchange Agreement dated March 18, 1999 among the Company, R Systems (Singapore) Pte Limited and the shareholders of R Systems (Singapore) Pte Limited(1)

3(i)   Amended and Restated Certificate of Incorporation of UBICS, Inc.(2)

3(ii)  Amended and Restated Bylaws of UBICS, Inc.(2)

10.1   UBICS, Inc. 1997 Stock Option Plan(2)

10.2   Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB Information Consultancy Services
       Ltd.(3)

10.3   Employment Agreement between the Company and Vijay Mallya(3)

10.4   Employment Agreement between the Company and Manohar B. Hira(3)

10.5   Employment Agreement between the Company and O'Neil Nalavadi(3)

10.6   Employment Agreement between the Company and Babu Srinivas(3)

10.7 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira(1)

10.8   Lease dated May 28, 1996 between the Company and Marin
       Executive Park, as amended(2)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)

10.10 Letter Agreement dated July 26, 1996 between PNC Bank, National Association and the Company, and Amendment to Note and Letter Agreement dated November 1, 1996, Second Amendment to Note and Letter Agreement dated April 1, 1997, Third Amendment to Note and Letter Agreement dated August 29, 1997 and Fourth Amendment to Note and Letter Agreement dated September 5, 1997(2)

10.11  Form of Director Indemnification Agreement(3)

10.12 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(3)

10.13  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and United Breweries Limited(3)

10.14  Noncompetition Agreement dated October 27, 1997 among the
       Company, Vijay Mallya and UB International Limited(3)

10.15 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)

10.16 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (4)

10.17 Amendment to Loan Documents dated December 18, 1998 between PNC Bank, National Association and the Company(1)

21     Subsidiaries of the Registrant(1)

27     Financial Data Schedule(1)

----------

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999.

(2) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(3) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.