Form 10-Q
period 1999-03-31
UBICS INC
filed 1999-05-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                 Class                              Outstanding at May 3, 1999
                 -----                              --------------------------

       Common Stock, $.01 par value                          6,479,800

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1998 and March 31, 1999

         Statements of Operations for the three months ended March 31, 1998 and 1999

         Statements of Cash Flows for the three months ended March 31, 1998 and 1999

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31         MARCH 31
                                                        -----------         --------
                                                           1998               1999
                                                        -----------         --------
                             ASSETS                      (audited)         (unaudited)
Current assets:
  Cash and cash equivalents ...........................  $ 11,470           $ 11,552
  Accounts receivable, net of allowance for
     doubtful accounts of $305 and $405, respectively..     4,152              4,294
  Unbilled receivables ................................     2,973              3,509
  Employee advances ...................................       164                144
  Prepaids and other ..................................       258                515
  Due from affiliates, net ............................       174                196
  Deferred tax asset  .................................       206                259
                                                         --------           --------
     Total current assets .............................    19,397             20,469
                                                         --------           --------
Property and equipment:
  Leasehold improvements ..............................        40                 40
  Vehicles ............................................        72                 72
  Computer equipment and software .....................     1,026              1,128
  Furniture and fixtures ..............................       623                654
  Office and other equipment ..........................        30                 33
                                                         --------           --------
     Total property and equipment .....................     1,791              1,927
  Accumulated depreciation ............................      (170)              (235)
                                                         --------           --------
     Net property and equipment .......................     1,621              1,692
                                                         --------           --------
  Other long-term assets ..............................       200                200
                                                         --------           --------
          Total assets ................................  $ 21,218           $ 22,361
                                                         ========           ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  ...................................  $  2,034           $  2,545
  Payroll liabilities .................................     1,628              1,924
  Accrued taxes .......................................        46                 --
  Other current liabilities ...........................       230                319
                                                         --------           --------
     Total current liabilities ........................     3,938              4,788
     Total liabilities ................................     3,938              4,788
                                                         --------           --------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding  .....................................        --                 --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 shares issued .......        65                 65
  Additional paid-in capital ..........................    13,160             13,160
  Treasury stock - 0 and 20,200 shares, respectively,
     at cost ..........................................      (100)              (100)
  Retained earnings ...................................     4,155              4,448
                                                         --------           --------
     Total stockholders' equity .......................    17,280             17,573
                                                         --------           --------
          Total liabilities and stockholders' equity ..  $ 21,218           $ 22,361
                                                         ========           ========





   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      Three Months
                                                     Ended March 31,
                                             ----------------------------

                                                 1998           1999
                                             (unaudited)    (unaudited)
                                             ----------------------------
        Revenues                                  $6,215         $9,085
        Cost of revenues                           4,096          6,610
                                                   -----          -----
          Gross profit                             2,119          2,475

        Selling, general and
          administrative expense                   1,203          2,130
                                                   -----          -----
        Income from operations                       916            345

        Interest income (expense), net               165            130
                                                    ----           ----
        Income before income taxes                 1,081            475

        Provision for income taxes                   440            182
                                                    ----           ----
          Net income                                $641           $293
                                                   =====          =====
        Basic and diluted earnings per share       $0.10          $0.05
                                                   =====          =====

        Weighted average shares                  6,646,743     6,480,648
          outstanding





    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       Three Months
                                                      Ended March 31,
                                               ----------------------------
                                                   1998             1999
                                               (Unaudited)      (Unaudited)
                                               ----------------------------
Cash flows from operating activities:
  Net income                                   $    641           $    293
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                    11                 65
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                     400               (142)
       Unbilled receivables                        (332)              (536)
       Employee advances                             28                 20
       Due to affiliates, net                       (61)               (22)
       Deferred tax asset                            --                (53)
       Prepaids and other                          (184)              (257)
       Accounts payable                             269                511
       Payroll liabilities                          262                296
       Accrued taxes and other
          current liabilities                       (80)                43
                                               --------           --------
     Net cash (used) provided by
       operating activities                         954                218
                                               --------           --------

Cash flows from investing activities:
  Purchases of property and
     Equipment                                     (160)              (136)
                                               --------           --------
     Net cash used by investing
       activities                                  (160)              (136)
                                               --------           --------

Cash flows from financing activities:
     Net cash provided by financing
       activities                                    --                 --
                                               --------           --------

Net increase (decrease) in cash
  and cash equivalents                              794                 82
Cash and cash equivalents, at
  beginning of period                            12,790             11,470
                                               --------           --------
Cash and cash equivalents, at
  end of year                                  $ 13,584           $ 11,552
                                               ========           ========

Supplemental data:
  Cash payments for interest                   $     --           $     --
  Cash payments for income taxes               $    505           $    362


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998 filed on March 31, 1999.

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


3. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (7.75% at December 31, 1998 and March 31, 1999) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company.

    There were no borrowings outstanding as of December 31, 1998 and March 31, 1999, respectively.


4. RELATED PARTY TRANSACTIONS:

     As of December 31, 1998 and March 31, 1999, the Company had a net receivable from the UB Group, totaling $174 and $196, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.


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

     The following table reflects the calculation of earnings per share under SFAS No. 128:


      QUARTER ENDED MARCH 31                                     1998          1999
                                                                 ----          ----
      (Dollars in thousands, except per share data)

      BASIC EARNINGS PER SHARE
      Net income                                                    $641          $293
      DIVIDED BY:
      Weighted average common shares                           6,500,000     6,479,800
                                                               ---------     ---------
      Basic Earnings per share                                     $0.10         $0.05

      DILUTED EARNINGS PER SHARE:
      Net income                                                    $641          $293
      DIVIDED BY:
      Weighted average common shares                           6,500,000     6,479,800
      Dilutive effect of options                                 146,743           848
                                                               ---------     ---------
      Dilutive average common shares                           6,646,743     6,480,648
      Diluted earnings per share                                   $0.10         $0.05

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

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of March 31, 1999, 79 IT professionals, or over one-fourth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 42% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended March 31, 1999. As of March 31, 1999, IT professionals deployed from subcontractors comprised 119 of the Company's 290 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 347 clients in a range of industries and currently has IT professionals deployed at over 170 of these clients. Although the Company's five largest clients accounted for approximately 21% of revenues for the first three months of 1999, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base and revenues would further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                           PERCENTAGE OF REVENUES
                                                           ----------------------
                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ---------------
                                                              1998          1999
                                                           ---------     -------
                  Revenues.............................       100.0%        100.0%
                  Cost of revenues.....................        65.9          72.8
                                                           --------      --------
                  Gross profit.........................        34.1          27.2
                  Selling, general and administrative
                    expense..............................      19.4          23.4
                                                           --------      --------
                  Income from operations...............        14.7           3.8
                                                           --------      --------
                  Interest income
                    expense), net......................         2.7           1.4
                                                           --------      --------
                  Income before income taxes...........        17.4           5.2
                                                           --------      --------
                  Provision for income taxes...........         7.1           2.0
                                                           --------      --------
                  Net income...........................        10.3%          3.2%
                                                           ========      ========



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Revenues

         Revenues for the quarter ended March 31, 1999 were $9.1 million, compared to $6.2 million for the quarter ended March 31, 1998, an increase of $2.9 million, or 46%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first quarter of 1999 was $2.5 million, compared to $2.1 million for the first quarter of 1998, an increase of $356,000, or 17%. Gross profit as a percentage of revenues decreased to 27.2% for the first quarter of 1999, compared to 34.1% for the first quarter of 1998. The decrease in gross profits as a percentage of revenues was primarily due to increases in the rates paid for subcontractor professionals and an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended March 31, 1999 was $2.1 million, compared to $1.2 million for the same quarter of 1998, an increase of $927,000, or 77%. Selling, general and administrative expense as a percentage of revenues increased to 23.4% for the first quarter of 1999 from 19.4% for the first quarter of 1998. The increase in expense was primarily due to increases in salaries, commissions and other costs to support the Company's growth.

Interest Income (Expense) Net

         Interest income for the first quarter of 1999 was $130,000, compared to interest income of $165,000 for the first three months of 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 38.3% for the quarter ended March 31, 1999 compared to 40.7% for the quarter ended March 31, 1998.


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

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Prior to completion of the Offering, the Company financed its working capital requirements through internally generated funds, borrowings under the Line of Credit and loans and advances from certain UB Group affiliates. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate (as of March 31, 1999, the annual interest rate under the Line of Credit was 8.25%). As of March 31, 1999, no borrowings were outstanding under the Line of Credit. Net cash generated by operating activities was $218,000 for the first three months of 1999 compared to net cash generated by operating activities of $954,000 for the same period in 1998.

         Capital expenditures for the first three months of 1999 and 1998 were $136,000 and $160,000, respectively. The Company intends to use approximately $2.0 million of the remaining net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 1999 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (except that the Company expects to establish a sales and recruiting office in the United Kingdom within the next four to six months). Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.


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

         The Company's review of client and vendor readiness with respect to Year 2000 is expected to be completed by the first half of 1999, although there can be no assurance that all third parties requested by the Company to confirm their Year 2000 preparedness will do so. Based upon the results of the review, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. Such review also will involve the development of an appropriate contingency plan to help limit the impact of any failure of clients, vendors or other third parties with respect to Year 2000 compliance. The Company expects to incur internal staff costs related to the assessment project but is unable to form an estimate of such costs at this time.

U.S. REGULATION OF IMMIGRATION

         The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached in August and in the federal fiscal year ended September 30, 1998, this limit was reached in May. The inability to obtain additional H-1B permits during the federal fiscal year ended September 30, 1998 resulted in increased use of subcontractor professionals by UBICS. If in future years the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected. The U.S. government has increased the limit on the number of new H-1B permits to 115,000 for each of fiscal years 1999 and 2000, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. The U.S. Government, in addition to increasing the limits, has also imposed a fee to be paid by companies for new approvals and for renewals. However, in April 1999, the U.S. Immigration and Naturalization Service ("INS") announced that approximately 95,000 new H-1B permits had already been issued for the 1999 federal fiscal year, and subsequently INS announced that it had put a temporary hold on further H-1B visa processing to enable INS to determine the number of H-1B permits (if any) remaining for issuance during such fiscal year. Accordingly, it is likely that the limit for the current fiscal year has already been reached or will be reached as early as mid to late May of 1999.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                           Underwriting discounts                              $1,050,000
                           Finder's fees                                               --
                           Expenses paid to or for underwriters                        --
                           Other expenses                                         775,000
                                                                               ----------
                           TOTAL                                               $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                           Construction of plant, building                             $0
                             and facilities
                           Purchase and installation of machinery               1,768,000
                             and equipment
                           Acquisition of other business(es)                            0
                           Repayment of indebtedness                              775,000
                           Working capital                                      1,007,000
                           Temporary investments*                               9,625,000
                           Other Purposes                                               0
                                                                              -----------

                           Total                                              $13,175,000

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


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UBICS, Inc.
                                        (Registrant)


Date:    May 14, 1999

                                        By: /s/Manohar B. Hira
                                           -------------------------------------
                                                 Manohar B. Hira
                                                 President


                                        By: /s/O'Neil Nalavadi
                                           -------------------------------------
                                                 O'Neil Nalavadi
                                                 Senior Vice President and Chief
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