Form 10-Q
period 1999-06-30
UBICS INC
filed 1999-08-13
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

                         Commission file number 0-23239

                                   UBICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  34-1744587
-------------------------------            ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization

  333 TECHNOLOGY DRIVE, SUITE 210, SOUTHPOINTE, CANONSBURG, PENNSYLVANIA 15317
  ----------------------------------------------------------------------------
           (Address of Principal Executive Offices)      (Zip Code)

                                 (724) 746-6001
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                Class                             Outstanding at July 31, 1999
                -----                             ----------------------------

     Common Stock, $.01 par value                          6,479,800

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1998 and June 30, 1999

         Statements of Operations for the three months ended June 30, 1998 and 1999 and, six months ended June 30, 1998 and 1999

         Statements of Cash Flows for the six months ended
         June 30, 1998 and 1999

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  DECEMBER 31,     JUNE 30,
                                                      1998           1999
                                                  ------------     --------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                       $11,470       $11,660
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
        DOUBTFUL ACCOUNTS OF $305
        AND $575, RESPECTIVELY                         4,152         4,935
     UNBILLED RECEIVABLES                              2,973         2,738
     EMPLOYEE ADVANCES                                   164           113
     PREPAIDS AND OTHER                                  258           720
     DUE FROM AFFILIATES, NET                            174           206
     DEFERRED TAX ASSET                                  206           259
                                                     -------       -------
     TOTAL CURRENT ASSETS                             19,397        20,631
                                                     -------       -------
PROPERTY AND EQUIPMENT:
     LEASEHOLD IMPROVEMENT                                40            40
     MOTOR CAR                                            72            72
     COMPUTER EQUIPMENT                                1,026         1,282
     FURNITURE AND FIXTURES                              623           656
     OFFICE AND OTHER EQUIPMENT                           30            39
                                                     -------       -------
     TOTAL PROPERTY AND EQUIPMENT                      1,791         2,089
ACCUMULATED DEPRECIATION                                (170)         (304)
                                                     -------       -------
       NET PROPERTY AND EQUIPMENT                      1,621         1,785
                                                     -------       -------
       OTHER LONG TERM ASSET                             200           250
                                                     -------       -------
       TOTAL ASSETS                                  $21,218       $22,666
                                                     -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                  2,034         2,352
     PAYROLL LIABILITIES                               1,628         2,028
     ACCRUED TAXES                                        46            --
     OTHER CURRENT LIABILITIES                           230           869
                                                     -------       -------
     TOTAL LIABILITIES                                 3,938         5,249
                                                     -------       -------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
        SHARES AUTHORIZED, NO SHARES ISSUED AND
        OUTSTANDING                                       --            --
     COMMON STOCK, $.01 PAR VALUE, 20,000,000
        SHARES AUTHORIZED, 6,500,000 SHARES
        ISSUED                                            65            65
ADDITIONAL PAID-IN CAPITAL                            13,160        13,160
RETAINED EARNINGS                                      4,155         4,292
TREASURY STOCK                                          (100)         (100)
                                                     -------       -------
     TOTAL STOCKHOLDERS' EQUITY                       17,280        17,417
                                                     -------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $21,218       $22,666
                                                     =======       =======




    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                               Three Months
                                              Ended June 30,
                                       --------------------------
                                           1998          1999
                                       (unaudited)    (unaudited)
                                       -----------    -----------
Revenues                                  $6,962         $9,632
Cost of revenues                           4,762          6,983
                                          ------         ------
  Gross profit                             2,200          2,649
Selling, general and
  administrative expense                   1,408          2,146
Merger related expenses                       --            869
                                          ------         ------
Income (loss) from operations                792           (366)
Interest income, net                         162            130
                                          ------         ------
Income (loss) before income taxes            954           (236)
Provision for income taxes                   380            (80)
                                          ------         ------
  Net income (loss)                       $  574         $ (156)
                                          ======         ======
Basic and diluted earnings (Loss)
per share                                 $ 0.09         $(0.02)

Weighted average shares outstanding    6,653,122      6,479,800


                                                 Six Months
                                               Ended June 30,
                                         ----------------------------
                                            1998           1999
                                         (unaudited)   (unaudited)
                                        -------------- -------------
Revenues                                 $13,177         $18,717
Cost of revenues                           8,858          13,593
                                         -------         -------
  Gross profit                             4,319           5,124
Selling, general and                       2,611           4,276
  administrative expense
Merger related expenses                       --             869
                                         -------         -------
Income (loss) from operations              1,708             (21)
Interest income, net                         327             260
                                         -------         -------
Income before income taxes                 2,035             239
Provision for income taxes                   820             102
                                         -------         -------
  Net income                             $ 1,215         $   137
                                         =======         =======
Basic and diluted earnings
per share                                $  0.18         $  0.02

Weighted average shares outstanding    6,640,252       6,479,800



    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                     Six Months
                                                   Ended June 30,
                                              ------------------------
                                                1998            1999
                                              -------          -------
Cash flows from operating activities:
  Net income                                  $ 1,214          $   137
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                  23              134
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                  (381)            (783)
       Unbilled receivables                      (624)             235
       Employee advances                         (246)              51
       Other long term asset                                       (50)
       Due to affiliates, net                     (99)             (32)
       Deferred tax asset                          --              (53)
       Prepaids and other                        (143)            (462)
       Accounts payable                           490              318
       Payroll liabilities                        192              400
       Accrued taxes and other
          current liabilities                    (673)             593
                                              -------          -------
     Net cash (used) provided by
       operating activities                      (247)             488
                                              -------          -------

Cash flows from investing activities:
  Purchases of property and
     Equipment                                   (488)            (298)
                                              -------          -------
     Net cash used by investing
       activities                                (488)            (298)
                                              -------          -------

Net increase (decrease) in cash
  and cash equivalents                           (735)             190
Cash and cash equivalents, at
  beginning of period                          12,790           11,470
                                              -------          -------
Cash and cash equivalents, at
  end of year                                 $12,055          $11,660
                                              =======          =======

Supplemental data:
  Cash payments for income taxes              $ 1,476          $   744

   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998 filed on March 31, 1999, as amended by a Form 10-K/A filed on April 30, 1999.

    Reclassifications
    Certain prior balances have been reclassified to conform to the current period presentation.


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


3. REVOLVING CREDIT FACILITY:

    The Company has available borrowings under a revolving credit facility with PNC Bank, National Association ("PNC"). Borrowings under this arrangement are limited to $1,000, bear interest at prime (7.75% and 8.00% at December 31, 1998 and June 30, 1999, respectively) as defined plus 0.5% and are payable upon demand. The revolving credit facility is secured by the assets of the Company.

    There were no borrowings outstanding as of December 31, 1998 and June 30, 1999, respectively.


4. RELATED PARTY TRANSACTIONS:

    As of December 31, 1998 and June 30, 1999, the Company had a net receivable from the UB Group, totaling $174 and $206, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.


5. EARNINGS PER SHARE:

    Under Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share included only the weighted average common shares outstanding. Diluted earnings per share included the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect the Company's adoption of SFAS No. 128. Treasury shares are treated as retired for earnings per share purposes. In 1999, stock options of 418,000 shares are not included in the diluted earnings per share calculations as the Company's average market price for the period was less than the exercise price.

    The following table reflects the calculation of earnings per share under SFAS No. 128:



THREE MONTHS ENDED JUNE 30                    1998               1999
                                              ----               ----
(Dollars in thousands, except per share data)

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)                               $ 574             $ (156)
DIVIDED BY:
Weighted average common shares              6,500,000          6,479,800
Basic earnings (loss ) per share                 0.09              (0.02)
                                            ---------          ---------

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)                               $ 574             $ (156)
DIVIDED BY:
Weighted average common shares              6,500,000          6,479,800
Dilutive effect of options                    153,122                 --
                                            ---------          ---------
Dilutive average common shares              6,653,122          6,479,800
Diluted earnings (loss) per share               $0.09             $(0.02)


SIX MONTHS ENDED JUNE 30                       1998              1999
                                               ----              ----
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income                                      $1,215             $ 137
DIVIDED BY:
Weighted average common shares               6,500,000         6,479,800
Basic earnings per share                          0.19              0.02
                                             ---------         ---------

DILUTED EARNINGS PER SHARE:
Net income                                      $1,215             $ 137
DIVIDED BY:
Weighted average common shares               6,500,000         6,479,800
Dilutive effect of options                     140,252                --
                                             ---------         ---------
Dilutive average common shares               6,640,252         6,479,800
Diluted earnings per share                       $0.18             $0.02

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


OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, ERP package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. Generally, the Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of June 30, 1999, 66 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 50 subcontractors located worldwide. Approximately 41% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended June 30, 1999. As of June 30, 1999, IT professionals deployed from subcontractors comprised 98 of the Company's 277 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services.

         Since inception the Company has developed relationships with 374 clients in a range of industries and currently has IT professionals deployed at over 163 of these clients. Although the Company's five largest clients accounted for approximately 20% of revenues for the second quarter of 1999, this revenue concentration has been declining since the Company's inception. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.


RECENT DEVELOPMENTS

         On July 1, 1999, UBICS announced that it would not complete its previously announced acquisition of privately held, California-based R Systems, Inc. The acquisition was to be completed by June 30, 1999 following a stockholder vote during UBICS's Annual Meeting. Because of delays in receiving Securities and Exchange Commission clearance of UBICS's proxy materials, the annual meeting could not be held and the acquisition could not be closed by the June 30 transaction deadline. The parties were unable to agree on an extension of the acquisition agreement and therefore the transaction was terminated. Expenses related to the transaction of approximately $900,000 were recorded during the quarter ended June 30, 1999 (See "Merger-Related Expenses" below).


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                THREE MONTHS                 SIX MONTHS
                                               ENDED JUNE 30,              ENDED JUNE 30,
                                               --------------              --------------
                                             1998          1999        1998          1999
                                             ----          ----        ----          ----
Revenues.............................       100.0%        100.0%         100.0%        100.0%
Cost of revenues.....................        68.4          72.5           67.2          72.6
                                            -----         -----          -----         -----
Gross profit.........................        31.6          27.5           32.8          27.4
Selling, general and
  administrative expense ............        20.2          22.3           19.8          22.9
Merger-related expense                         --           9.0             --           4.6
                                            -----         -----          -----         -----
Income (loss ) from operations.......        11.4          (3.8)          13.0          (0.1)
Interest income                               2.3           1.4            2.5           1.4
                                            -----         -----          -----         -----
(expense), net.......................
Income (loss) before income taxes....        13.7          (2.4)          15.4           1.3
Provision (credit)for income taxes...         5.5          (0.8)           6.2           0.6
                                            -----         -----          -----         -----
Net income (loss )...................         8.2 %        (1.6)%          9.2%          0.7%
                                            =====         =====          =====         =====



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

         Revenues for the quarter ended June 30, 1999 were $9.6 million, compared to $7.0 million for the quarter ended June 30, 1998, an increase of $2.6 million, or 38%. Approximately 78% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 22% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the second quarter of 1999 was $2.6 million, compared to $2.2 million for the second quarter of 1998, an increase of $0.4 million, or 20%. Gross profit as a percentage of revenues decreased to 27.5% for the second quarter of 1999, compared to 31.6% for the second quarter of 1998. Approximately 25% of the decrease in gross profits as percentage of revenues resulted from increase in the rates paid for subcontractor professionals and approximately 75% of such decrease resulted from an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended June 30, 1999 was $2.1 million, compared to $1.4 million for the same quarter of 1998, an increase of $0.7 million, or 52%. Selling, general and administrative expense as a percentage of revenues increased to 22.3% for the second quarter of 1999 from 20.2% for the second quarter of 1998. The increase in expense was primarily due to increases in costs to support the Company's growth, including a $310,000 increase in salaries and commissions paid to employees and a $70,000 increase in rental payments resulting from the relocation of the Company's principal offices in 1998.

Merger-Related Expense

         Merger-related expense for the quarter ended June 30, 1999 totaled $0.9 million or 9.0% as a percentage of revenue. These expenses relate to the termination of the Company's proposed acquisition of R Systems, Inc and two of its affiliates on July 2, 1999 and are non-recurring in nature.

Interest Income (Expense) Net

         Interest income for the second quarter of 1999 was $130,000, compared to interest income of $162,000 for the second quarter of 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 33.9% for the quarter ended June 30, 1999 compared to 39.8% for the quarter ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

         Revenues for the six months ended June 30, 1999 were $18.7 million, compared to $13.2 million for the six months ended June 30, 1998 an increase of $5.5 million, or 42%. Approximately 76% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 24% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first six months of 1999 was $5.1 million, compared to $4.3 million for the first six months of 1998, an increase of $0.8 million, or 19%. Gross profit as a percentage of revenues decreased to 27.4% for the six months ended June 30 1999, compared to 32.8% for the same period of 1998. Approximately 27% of the decrease in gross profits as a percentage of revenues resulted from increases in the rates paid for subcontractor professionals and approximately 73% of such decrease resulted from an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the six months ended June 30, 1999 was $4.3 million, compared to $2.6 million for the same period of 1998, an increase of $1.7 million or 64%. Selling, general and administrative expense as a percentage of revenues increased to 22.9% for the six months ended June 30, 1999 from 19.8% for the six months ended June 30, 1998. The increase in expense was primarily due to increases in costs to support the Company's growth, including a $700,000 increase in salaries and commissions paid to employees and a $140,000 increase in rental payments resulting from the relocation of the Company's principal offices in 1998.

Merger-Related Expense

         Merger-related expense for the six months ended June 30, 1999 totaled $0.9 million, or 4.6% as a percentage of revenues. These expenses relate to the termination of the Company's proposed acquisition of R Systems, Inc. described above and are of non-recurring in nature.

Interest Income (Expense) Net

         Interest income for the first six months of 1999 was $260,000, compared to interest income of $327,000 for the first six months of 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 42.7% for the six months ended June 30, 1999 compared to 40.3% for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company generated net proceeds of approximately $13.2 million from its underwritten initial public offering of 1,500,000 shares of Common Stock (the "Offering"). The Company used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Amounts outstanding under the Line of Credit bear interest at a variable annual rate equal to 0.5% in excess of PNC's prime rate (as of June 30, 1999, the annual interest rate under the Line of Credit was 8.0%). As of June 30, 1999 the Company had no outstanding borrowings under the Line of Credit. Net cash provided by operating activities was $488,000 for the first six months of 1999 compared to net cash used by operating activities of $247,000 for the same period in 1998.

         Capital expenditures for the first six months of 1999 and 1998 were $298,000 and $488,000, respectively. The Company intends to use approximately $2.0 million of its available cash to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 (including the purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), SFAS No 133 establishes accounting and reporting standards require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No 133 requires that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

         The Company has not yet quantified the impact of adopting SFAS No 133 but does not believe that it will have a significant impact.


YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits rather than four, to define the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company is currently in the process of implementing additional staffing and financial systems which management expects to be Year 2000 compliant. The Company's telephone, voice mail and e-mail systems, which are its principal non-IT systems, have also been determined to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of June 30, 1999 have not been material. Because UBICS has determined that all of its principal internal systems Year 2000 compliant, management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

         UBICS believes that the reasonably likely worst case scenario involving Year 2000 with respect to each material IT and non-IT system involves a failure resulting from Year 2000 problems affecting service providers such as utilities, which could render UBICS's own internal systems and those of all other businesses served by such providers inoperable for an extended period of time. If utilities or other service providers encounter such problems, the ability of UBICS to conduct business may be materially adversely affected until such problems are resolved. Further, if UBICS's clients experience similar disruption in utilities and other essential services, they may elect to postpone and cancel IT projects involving UBICS until such disruptions are resolved, which could materially adversely affect UBICS's results of operations or financial condition. UBICS currently does not have contingency plans with respect to such failures but will continue to evaluate whether such plans might be necessary with respect to particular third party providers based on the status of its assessment of third party readiness described below.

         The Company is conducting an assessment to determine the preparedness level of its significant clients, vendors, and other service providers with respect to Year 2000 issues and the subsequent impact on the Company. Management has identified the following potentially significant risks relating to the Year 2000:

o If a significant client of the Company encounters Year 2000 problems, such client could be forced to reduce its expenditures on IT projects involving the Company's IT professionals, either because the client would have to divert resources from such projects to address its Year 2000 problem or because of the adverse financial effects of such problems on the client. UBICS is attempting to determine its potential exposure to such risk through its assessment of third party preparedness.

o Clients which incur significant costs in achieving Year 2000 compliance could be forced or could elect to reallocate funds being used for projects involving the Company's IT professionals to address Year 2000 compliance issues. In addition, as a result of uncertainties relating to the completion of Year 2000 compliance work as companies achieve such compliance, there may be changes in normal buying patterns for IT services by companies, which could make it difficult to forecast demand for IT services. The Company does not believe its current projects will be adversely affected by problems its clients may encounter resulting from lack of Year 2000 compliance because most such projects will be completed before the Year 2000. However, reallocation of IT-related expenditures by a client in connection with achieving Year 2000 compliance could affect the duration of the Company's existing projects with such client or the availability to the Company of future IT projects.

o If UBICS's service providers, such as utilities and courier delivery service providers, encounter Year 2000 problems, UBICS's ability to conduct business could experience short-term disruptions which could have a material adverse impact on results of operations.

o A small number of the Company's IT professionals perform Year 2000 work for certain clients as an adjunct to other projects performed for such clients. The Company has a $5 million professional liability insurance policy which covers, among other things, Year 2000 compliance work performed by UBICS at client sites. Some of the Company's clients have requested the Company to warrant that the services performed by the Company's IT professionals are Year 2000 compliant. The Company is evaluating such requests from clients to determine whether and the extent to which it is appropriate for UBICS to make such certifications.

         The Company's review of client and vendor readiness with respect to Year 2000 has been completed. As of June 30, 1999, approximately 10% of the third parties contacted by UBICS had certified as to Year 2000 compliance, approximately 35% had indicated that they expected to be compliant by a date prior to the end of 1999, and approximately 55% either had not responded or had indicated that they would not certify as to their Year 2000 status. The Company currently does not believe that a contingency plan to help limit the impact of potentially significant failures of clients, vendors or other third parties with respect to Year 2000 compliance will be needed since most of its key clients and vendors have indicated that they expect to be compliant. The Company will continue to monitor the situation, however, and may incur internal staff costs and related expenses if the need arises but is unable to form an estimate of such costs at this time.


U.S. REGULATION OF IMMIGRATION

         The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached in August and in the federal fiscal year ended September 30, 1998, this limit was reached in May. The inability to obtain additional H-1B permits during the federal fiscal year ended September 30, 1998 resulted in increased use of subcontractor professionals by UBICS. If in the current federal fiscal year or in future years the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected.

         During 1998 the U.S. government increased the limit on the number of new H-1B permits to 115,000 for each of the 1999 and 2000 federal fiscal years, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. The U.S. government in addition to increasing the limits, has also imposed a fee to be paid by companies for new approvals and for renewals. UBICS does not anticipate that the imposition of such fees will have a material adverse impact on its results of operations. However, in February 1999, the U.S. Immigration and Naturalization Service ("INS") announced that approximately 70,000 new H-1B permits had already been issued for the 1999 federal fiscal year, and subsequently INS announced that it had put a temporary hold on further H-1B visa processing to enable INS to determine the number of H-1B permits (if any) remaining for issuance during such fiscal year. In June 1999, INS announced that the H-1B visa limit for the current federal fiscal year had been reached and that H-1B visa applications filed on or after April 9, 1999 would not be approved until the 2000 federal fiscal year. UBICS believes that in light of current demand for IT services and the number of permits issued or applied for by UBICS prior to the April 9, 1999 cutoff, the H-1B visa limit will not have a material adverse impact on its results of operations.

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


DEPENDENCE ON IT PROFESSIONALS PROVIDED BY SUBCONTRACTORS

         During 1998 and the first six months of 1999 approximately 41% and 41%, respectively, of the revenues of UBICS were derived from IT professionals employed by subcontractors. Such dependence on subcontractors may adversely affect the Company's result of operations due to the generally lower gross profit margins on projects staffed by subcontractor IT professionals. While Company expects the use of subcontractors relative to employed IT professionals to decline over time, there can be no assurance that the Company will be able to recruit IT professionals or obtain visas in sufficient numbers or that the rates paid to subcontractors will not increase.


RAPID TECHNOLOGICAL CHANGE

         The IT services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The success of the Company will depend in part on its ability to offer services that keep pace with changes in the IT services industry. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services uncompetitive or obsolete. Failure of the Company to address these developments could have a material adverse effect on its business operating results and financial condition.

         A significant number of organizations are adopting different approaches to addressing their IT challenges, including building new IT systems, redesigning existing systems and integrating these disparate systems into a cohesive IT infrastructure. As a result, the Company's ability to remain competitive will be dependent on several factors, including its ability to attract employees with appropriate skills sets or contract with subcontractors with personnel having appropriate skills sets, including skills in advanced technologies, and to train employees in advanced technologies. The failure to hire, train and retain employees with such skills, or to find subcontractors whose personnel possess such skills, could have a material adverse impact on the Company's business.

 .
                          PART II -- OTHER INFORMATION

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                            Underwriting discounts                     $1,050,000
                            Finder's fees                                      --
                            Expenses paid to or for underwriters               --
                            Other expenses                                775,000
                                                                       ----------
                            TOTAL                                      $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                            Construction of plant, building
                              and facilities                          $         0
                            Purchase and installation of machinery      1,768,000
                              and equipment
                            Acquisition of other business(es)                   0
                            Repayment of indebtedness                     775,000
                            Working capital                             1,007,000
                            Temporary investments*                      9,625,000
                            Other Purposes                                      0
                                                                      -----------
                            Total                                     $13,175,000

--------------

* Approximately $5,000,000 of such amount is currently invested in a Prudential money market mutual fund with the balance invested in certificates of deposit with PNC Bank.

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

         10.3     Employment Agreement between the Registrant and Vijay
                  Mallya(2)

         10.4     Employment Agreement between the Registrant and Manohar B.
                  Hira(2)

         10.5     Employment Agreement between the Registrant and O'Neil
                  Nalavadi(2)

         10.6     Employment Agreement between the Registrant and Babu
                  Srinivas(2)

         10.7     Agreement of Severance, Waiver and Release dated March 18,
                  1999 between the Company and Manohar B. Hira (3)

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

         10.13    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and United Breweries Limited(2)

         10.14    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and UB International Limited(2)

         10.15    Services Agreement dated October 27, 1997 among the Company,
                  Vijay Mallya and UB International Limited(2)

         10.16    Lease Agreement dated June 30, 1998 between the Company and
                  Stealth Technology Associates (4)

         10.17    Amendment to Loan Documents dated December 18, 1999 between
                  PNC Bank, National Association and the Company (3)

         27       Financial Data Schedule

---------------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 1998, filed on March 31, 1999.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UBICS, Inc.
                                        (Registrant)


Date:    August 10, 1999

                                        By: /s/ Manohar B. Hira
                                           --------------------------------
                                            Manohar B. Hira
                                            President


                                        By: /s/ O'Neil Nalavadi
                                           ----------------------------------
                                            O'Neil Nalavadi
                                            Senior Vice President and Chief
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

10.3     Employment Agreement between the Registrant and Vijay Mallya(2)

10.4     Employment Agreement between the Registrant and Manohar B. Hira(2)

10.5     Employment Agreement between the Registrant and O'Neil Nalavadi(2)

10.6     Employment Agreement between the Registrant and Babu Srinivas(2)

10.7 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (3)

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

10.13    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and United Breweries Limited(2)

10.14    Noncompetition Agreement dated October 27, 1997 among the Company,
         Vijay Mallya and UB International Limited(2)

10.15    Services Agreement dated October 27, 1997 among the Company, Vijay
         Mallya and UB International Limited(2)

10.16    Lease Agreement dated June 30, 1998 between the Company and Stealth
         Technology Associates (4)

10.17    Amendment to Loan Documents dated December 18, 1999 between PNC Bank,
         National Association and the Company (3)

27       Financial Data Schedule

--------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 1998, filed on March 31, 1999.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.