Form 10-Q
period 1999-09-30
UBICS INC
filed 1999-11-15
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                   Class                 Outstanding at October 31, 1999
                   -----                 -------------------------------

        Common Stock, $.01 par value                 6,479,800

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1998 and September 30, 1999

         Statements of Operations for the three months ended September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1999

         Notes to Unaudited Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              December 31,     September 30,
                                                                                  1998             1999
                                                                              ------------------------------
                                                                                               (unaudited)
               ASSETS
               Current assets:

                    Cash and cash equivalents                                 $ 11,470             $ 12,053
                    Accounts receivable, net of allowance for
                       doubtful accounts of $305
                       and $750, respectively                                    4,152                4,783
                    Unbilled receivables                                         2,973                2,829
                    Employee advances                                              164                   98
                    Prepaids and other                                             258                  511
                    Due from affiliates, net                                       174                  193
                    Deferred tax asset                                             206                  259
                                                                              --------             --------
                    Total current assets                                        19,397               20,726
                                                                              --------             --------
               Property and equipment:
                    Leasehold improvement                                           40                   40
                    Motor car                                                       72                   72
                    Computer equipment                                           1,026                1,399
                    Furniture and fixtures                                         623                  659
                    Office and other equipment                                      30                   40
                                                                              --------             --------
                    Total property and equipment                                 1,791                2,210
               Accumulated depreciation                                            170)                (374)
                                                                              --------             --------
                    Net property and equipment                                   1,621                1,836
                                                                              --------             --------
               Other long term asset                                               200                  250
                                                                              ========             ========
                      Total assets                                            $ 21,218             $ 22,812
                                                                              ========             ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                    Accounts payable                                             2,034                2,703
                    Payroll liabilities                                          1,628                2,042
                    Accrued taxes                                                   46                   --
                    Other current liabilities                                      230                  314
                                                                              --------             --------
                    Total liabilities                                            3,938                5,059
                                                                              --------             --------
               Stockholders' equity:
                    Preferred stock, $.01 par value, 2,000,000
                       shares authorized, no shares issued and
                       Outstanding                                                  --                   --
                    Common stock, $.01 par value, 20,000,000
                       shares authorized, 6,491,400 shares
                       issued and outstanding                                       65                   65
                    Additional paid-in capital                                  13,160               13,160
                    Retained earnings                                            4,155                4,628
                    Treasury stock                                                (100)                (100)
                                                                              --------             --------
                    Total stockholders' equity                                  17,280               17,753
                                                                              --------             --------

                        Total liabilities and stockholders' equity            $ 21,218             $ 22,812
                                                                              ========             ========

    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             Three Months                      Nine Months
                                         Ended September 30,              Ended September 30,
                                     ----------------------------------------------------------

                                         1998            1999           1998            1999
                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                     ----------------------------------------------------------
Revenues                             $    8,451      $    9,603      $   21,627      $   28,320
Cost of revenues                          5,774           6,893          14,632          20,486
                                     ----------      ----------      ----------      ----------
  Gross profit                            2,677           2,710           6,995           7,834
Selling, general and
  administrative expense                  1,784           2,254           4,395           6,530
Merger related expenses                      --              --              --             869
                                     ----------      ----------      ----------      ----------
Income from operations                      893             456           2,600             435
Interest income  (expense), net             147             136             474             396
                                     ----------      ----------      ----------      ----------
Income before income taxes                1,040             592           3,074             831
Provision for income taxes                  420             256           1,240             358
                                     ----------      ----------      ----------      ----------
  Net income                         $      620      $      336      $    1,834      $      473
                                     ==========      ==========      ==========      ==========
Basic and diluted earnings per
  share                              $     0.10      $     0.05      $     0.28      $     0.07
                                     ==========      ==========      ==========      ==========

Weighted average shares
  outstanding                         6,499,149       6,481,234       6,576,338       6,482,153

    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                 Nine Months
                                             Ended September 30,
                                           -----------------------
                                               1998        1999
                                           (Unaudited)  (Unaudited)
                                           -----------------------
 Cash flows from operating activities:
  Net income                               $  1,834       $    473
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                49            204
     Changes in operating assets and
       liabilities--
       Accounts receivable, net              (1,744)          (631)
       Unbilled receivables                    (894)           144
       Employee advances                       (258)            66
       Other long term asset                     --            (50)
       Due to affiliates, net                  (120)           (19)
       Deferred tax asset                        --            (53)
       Prepaids and other                      (195)          (253)
       Accounts payable                       1,366            669
       Payroll liabilities                      412            414
       Accrued taxes and other
          Current liabilities                  (637)            38
                                           --------       --------
  Net cash (used) provided by
    operating activities                       (187)         1,002
                                           --------       --------

Cash flows from investing activities:
  Purchases of property and
     equipment                               (1,120)          (419)
                                           --------       --------
   Net cash used by investing
     activities                              (1,120)          (419)
                                           --------       --------

Cash flows from financing activities:
  Treasury stock purchased                      (47)            --
                                           --------       --------
     Net cash provided by financing
       activities                               (47)            --
                                           --------       --------
Net increase (decrease) in cash
  and cash equivalents                       (1,354)           583
Cash and cash equivalents, at
  beginning of period                        12,790         11,470
                                           --------       --------
Cash and cash equivalents, at
  end of period                            $ 11,436       $ 12,053
                                           ========       ========
Supplemental data:
  Cash payments for income taxes           $  1,863       $    750

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

3. REVOLVING CREDIT FACILITY:

    The Company had a revolving credit facility with PNC Bank, National Association ("PNC") at the end of December 31, 1998. Borrowings under this arrangement are limited to $1,000, bear interest at prime rate as defined (7.75% at December 31, 1998) plus 0.5% and are payable upon demand. The revolving credit facility was secured by the assets of the Company. Because the Company had no immediate plans to utilize this credit facility, the Company elected not to renew the facility in August 1999.

    There were no borrowings outstanding as of December 31, 1998.

4. RELATED PARTY TRANSACTIONS:

    As of December 31, 1998 and September 30, 1999, the Company had a net receivable from the UB Group, totaling $174 and $193, respectively, resulting from expenses incurred by the Company on behalf of the UB Group.

5. EARNINGS PER SHARE:

    Under Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share included only the weighted average common shares outstanding. Diluted earnings per share included the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect the Company's adoption of SFAS No 128. Treasury shares are treated as retired for earnings per share purposes. In 1999, stock options of 391,000 shares are not included in the diluted earnings per share calculations as the Company's average market price for the period was less than the exercise price.

    The following table reflects the calculation of earnings per share under SFAS No. 128:

                                                 Three Months                      Nine Months
                                              Ended September 30,              Ended September 30,
                                         ------------------------------------------------------------

                                              1998           1999             1998           1999
                                         (unaudited)     (unaudited)      (unaudited)     (unaudited)
                                         ------------------------------------------------------------
     (Dollars in thousands, except per
     share data)

     BASIC EARNINGS PER SHARE

     Net income                          $       620     $       336      $     1,834     $       473

     DIVIDED BY:

     Weighted average common shares        6,498,738       6,479,800        6,499,575       6,479,800

     Basic earnings per share                   0.10            0.05             0.28            0.07
                                         -----------     -----------      -----------     -----------

     DILUTED EARNINGS PER SHARE:

     Net income                                  620             336            1,834             473

     DIVIDED BY:
     Weighted average common shares        6,498,738       6,479,800        6,499,575       6,479,800
     Dilutive effect of options                  411           1,434           76,764           2,353
                                         -----------     -----------      -----------     -----------
     Dilutive average common shares        6,499,149       6,481,234        6,576,338       6,482,153

     Diluted earnings per share          $      0.10     $      0.05      $      0.28     $      0.07

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

         The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The billing rate for an IT professional varies for different service offerings and is also dependent upon market demand, experience and competence level of the IT professional. Generally, the rates for IT professionals placed on ERP package implementation projects are higher. As of September 30, 1999, 68 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS attempts to minimize the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 65 subcontractors located worldwide. Approximately 41% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended September 30, 1999. As of September 30, 1999, IT professionals deployed from subcontractors comprised 111 of the Company's 286 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services.

         Since inception the Company has developed relationships with 403 clients in a range of industries and the Company rendered IT services to 167 of these clients during the current quarter of 1999. Although the Company's five largest clients accounted for approximately 19% of revenues for the third quarter of 1999, this revenue concentration has been declining since the Company's inception. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RECENT DEVELOPMENTS

         On July 1, 1999, UBICS announced that it would not complete its previously announced acquisition of privately held California-based R Systems, Inc. The acquisition was to be completed by June 30, 1999 following a stockholder vote during UBICS's Annual Meeting. Because of delays in receiving Securities and Exchange Commission clearance of UBICS's proxy materials, the annual meeting could not be held and the acquisition could not be closed by the June 30 transaction deadline. The parties were unable to agree on an extension of the acquisition agreement and therefore the transaction was terminated. Expenses related to the transaction of approximately $900,000 were recorded during the quarter ended June 30, 1999 ( See "Merger Related Expenses" below).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                    PERCENTAGE OF REVENUES
                                                    ----------------------

                                            THREE MONTHS                NINE MONTHS
                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                        -------------------         -------------------
                                        1998          1999           1998          1999
                                        ----          ----           ----          ----
Revenues .....................          100.0%        100.0%        100.0%        100.0%
Cost of revenues .............           68.3          71.8          67.7          72.3
                                        -----         -----         -----         -----
Gross profit .................            1.7          28.2          32.3          27.7
Selling, general and
  administrative expense .....           21.1          23.4          20.3          23.0
Merger related expenses ......             --            --            --           3.1
                                        -----         -----         -----         -----
Income from operations .......           10.6           4.8          12.0           1.6
Interest income (expense), net            1.7           1.4           2.2           1.4
                                        -----         -----         -----         -----
Income before income taxes ...           12.3           6.2          14.2           3.0
Provision for income taxes ...            5.0           2.7           5.7           1.3
                                        -----         -----         -----         -----
Net income ...................            7.3           3.5           8.5           1.7
                                        =====         =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

         Revenues for the quarter ended September 30, 1999 were $9.6 million, compared to $8.5 million for the quarter ended September 30, 1997, an increase of $1.1 million, or 14%. Approximately 98% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 2% of the increase in revenues was due to higher average hourly billing rates resulting in increased demand for IT professionals.

Gross Profit

         Gross profit for the third quarter of 1999 was $2.7 million, the same as the third quarter of 1998. Gross profit as a percentage of revenues decreased to 28.2% for the third quarter of 1998, compared to 31.7% for the third quarter of 1997. Approximately 5% of the decrease in gross profits as a percentage of revenues resulted from increases in the rates paid for subcontractor professionals and approximately 95% of such decrease resulted from an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended September 30, 1999 was $2.3 million, compared to $1.8 million for the same quarter of 1997, an increase of $0.5 million or 26%. Selling, general and administrative expense as a percentage of revenues increased to 23.4% for the third quarter of 1998 from 21.1% for the third quarter of 1998. The increase in expense was primarily due to increases in costs to support the Company's growth, including a $150,000 increase in salaries and commissions paid to employees and a $40,000 increase in rental payments resulting from the relocation of the Company's principal offices in 1998. In addition, the Company incurred approximately $ 87,000 in fees and travel costs in connection with its recruitment of additional sales personnel and other executive officers.

Interest Income (Expense) Net

         Interest income for the third quarter of 1999 was $136,000, compared to interest income of $147,000 for the third quarter of 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 43.2% for the quarter ended September 30, 1999 compared to 40.4% for the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues

         Revenues for the nine months ended September 30, 1999 were $26.3 million, compared to $21.6 million for the nine months ended September 30, 1998, an increase of $4.7 million, or 22%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates resulting from a shift toward higher value-added services including ERP-related services as well as increased demand for IT professionals.

Gross Profit

         Gross profit for the first nine months of 1999 was $7.8 million, compared to $7.0 million for the first nine months of 1998, an increase of $0.8 million, or 12%. Gross profit as a percentage of revenues decreased to 27.7% for the nine months ended September 30 1999, compared to 32.3% for the same period of 1998. Approximately 15% of the decrease in gross profits as a percentage of revenues resulted from increases in the rates paid for subcontractor professionals and approximately 85% of such decrease resulted from an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the nine months ended September 30, 1999 was $6.5 million, compared to $4.4 million for the same period of 1998, an increase of $2.1 million or 49%. Selling, general and administrative expense as a percentage of revenues increased to 23.0% for the nine months ended September 30, 1999 from 20.3% for the nine months ended September 30, 1998. The increase in expense was primarily due to increases in costs to support the Company's growth, including a $850,000 increase in salaries and commissions paid to employees and a $175,000 increase in rental payments resulting from the relocation of the Company's principal offices in 1998. In addition, the Company incurred approximately $119,000 in fees and travel costs in connection with its recruitment of additional sales personnel and other executive officers.

Merger-Related Expenses

         Merger-related expenses for the nine months ended September 30, 1999 were $0.9 million or 3.1% as a percentage of revenues. These expenses relate to the termination of the Company's proposed acquisition of R Systems, Inc. described above and are non-recurring in nature.

Interest Income (Expense) Net

         Interest income for the first nine months of 1999 was $396,000, compared to interest income of $474,000 for the first nine months of 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 43.2% for the nine months ended September 30, 1999 compared to 40.3% for the nine months ended September 30, 1998.


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

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Net cash provided by operating activities was $1,002,000 for the first nine months of 1999 compared to net cash used by operating activities of $187,000 for the same period in 1998. Because the Company had no immediate plans to utilize its Line of Credit, the Company elected not to renew the facility in August 1999.

         Capital expenditures for the first nine months of 1999 and 1998 were $419,000 and $1,120,000 respectively. The Company intends to use approximately $2.0 million of its available cash to expand its existing operations, including approximately $1.2 million for the eventual expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 (including the purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" (SFAS No. 136). SFAS No. 136 establishes reporting standards for transactions in which an entity - the donor - makes a contribution by transferring assets to a not-for-profit organization or charitable trust - the recipient organization- that accepts and agrees to use those assets on behalf of or transfer those assets, the return on investment of those assets or both to another entity- the beneficiary- that is specified by the donor. SFAS No 136 requires that a specified beneficiary recognize its rights to the assets held by a recipient organization as an asset unless the donor has explicitly granted the recipient organization variance power. If the beneficiary and the recipient organization are financially interrelated organizations, the beneficiary is required to recognize its interest in the net assets of the recipient organization and adjust that interest in its share of the change in net assets of the recipient organization. SFAS No. 136 is effective for fiscal years beginning after December 15, 1999.

         The Company will adopt SFAS No 136 in the year 2000.

YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits rather than four, to define the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company is currently in the process of implementing additional and new staffing and financial systems which management expects to be Year 2000 compliant. Management expects to achieve year 2000 compliance by upgrading the software licensed from third parties, internal testing and recording and applying year 2000 patches as may be relevant before December 1, 1999. The Company's telephone, voice mail and e-mail systems, which are its principal non-IT systems, have also been determined to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of September 30, 1999 have not been material. Because UBICS has determined that all of its principal internal systems are Year 2000 compliant, management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

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

         The Company is conducting an assessment to determine the preparedness level of its significant clients, vendors, and other service providers with respect to Year 2000 issues and the subsequent impact on the Company. Management has identified the following potentially significant risks relating to the Year 2000:

o If a significant client of the Company encounters Year 2000 problems, such client could be forced to reduce its expenditures on IT projects involving the Company's IT professionals, either because the client would have to divert resources from such projects to address its Year 2000 problem or because of the adverse financial effects of such problems on the client. UBICS is attempting to determine its potential exposure to such risk through its assessment of third party preparedness, however it may not be successful in fully evaluating such risks.

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

o A small number of the Company's IT professionals perform Year 2000 work for certain clients as an adjunct to other projects performed for such clients. The Company has a $5 million professional liability insurance policy, which covers, among other things, Year 2000 compliance work performed by UBICS at client sites. Some of the Company's clients have requested the Company to warrant that the services performed by the Company's IT professionals are Year 2000 compliant. The Company is evaluating such requests from clients to determine whether and the extent to which it is appropriate for UBICS to make such certifications.

         The Company's review of client and vendor readiness with respect to Year 2000 has been completed. As of September 30, 1999, approximately 10% of the third parties contacted by UBICS had certified as to Year 2000 compliance, approximately 35% had indicated that they expected to be compliant by a date prior to the end of 1999, and approximately 55% either had not responded or had indicated that they would not certify as to their Year 2000 status. The Company currently does not believe that a contingency plan to help limit the impact of potentially significant failures of clients, vendors or other third parties with respect to Year 2000 compliance will be needed since most of its key clients and vendors have indicated that they expect to be compliant. The Company will continue to monitor the situation, however, and may incur internal staff costs and related expenses if the need arises but is unable to form an estimate of such costs at this time.

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

         During 1998 the U.S. government increased the limit on the number of new H-1B permits to 115,000 for each of the 1999 and 2000 federal fiscal years, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. Despite the increase in the limit, in the federal fiscal year ended September 30, 1999, this limit was reached in June 1999. The U.S. government, in October 1999, announced that the Immigration and Naturalization Service granted between 10,000 and 20,000 more H-1B permits than the previously stated limit for the 1999 federal fiscal year. If this excess number of permits is applied towards the limit for the 2000 federal fiscal year, then such limit may be reached earlier than in prior years.

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

         The U.S. government in connection with its increase in the limit on H-1B permits, also imposed a fee to be paid by companies for new approvals and for renewals. UBICS does not anticipate that the imposition of such fees will have a material adverse impact on its results of operations.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:


                              Underwriting discounts                          $1,050,000
                              Finder's fees                                          --
                              Expenses paid to or for underwriters                   --
                              Other expenses                                     775,000
                                                                              ----------
                              TOTAL                                           $1,825,000

                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                              Construction of plant, building                 $        0
                                and facilities
                              Purchase and installation of machinery           1,768,000
                                and equipment
                              Acquisition of other business(es)                        0
                              Repayment of indebtedness                          775,000
                              Working capital                                    772,000
                              Temporary investments*                           9,860,000
                              Other purposes                                           0
                                                                              ----------
                              Total                                          $13,175,000

------------------
*Approximately $5,000,000 of such amount is currently invested in a Prudential money market mutual fund with the balance invested in certificates of deposit with PNC Bank.

Item 3.  Defaults Upon Senior Securities -- Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5.  Other Information -- Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         3.1      Amended and Restated Certificate of Incorporation of UBICS,
                  Inc. (1)
         3.2      Amended and Restated By-Laws of UBICS, Inc. (1)
         10.1     UBICS, Inc. 1997 Stock Option Plan(1)
         10.2     Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and UB Information Consultancy Services
                  Ltd.(2)
         10.3     Employment Agreement dated September 1, 1997 between the
                  Company and Vijay Mallya(2)
         10.4     Employment Agreement dated October 1, 1997 between the Company and Manohar B. Hira(2)
         10.5     Employment Agreement dated September 1, 1997 between the
                  Company and O'Neil Nalavadi(2)
         10.6     Employment Agreement dated September 1, 1997 between the
                  Company and Babu Srinivas(2)
         10.7     Employment Agreement dated September 1, 1999 between the
                  Company and Dennis M. Stocker
         10.8     Agreement of Severance, Waiver and Release dated March 18,
                  1999 between the Company and Manohar B. Hira (3)
         10.9     Services Agreement dated October 27, 1997 among the Company,
                  Vijay Mallya and United Breweries Limited(2)
         10.10    Form of Director Indemnification Agreement(2)
         10.11    Form of Sublease and Consent among the Company, Marin
                  Executive Park and United Breweries of America, Inc.(2)
         10.12    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and United Breweries Limited(2)
         10.13    Noncompetition Agreement dated October 27, 1997 among the
                  Company, Vijay Mallya and UB International Limited(2)
         10.14    Services Agreement dated October 27, 1997 among the Company,
                  Vijay Mallya and UB International Limited(2)
         10.15    Lease Agreement dated June 30, 1998 between the Company and
                  Stealth Technology Associates (4)
         27       Financial Data Schedule

-------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UBICS, Inc.
                                   (Registrant)

Date: November 15, 1999

                                   By: /s/ Manohar B. Hira
                                       ------------------------
                                           Manohar B. Hira
                                           President

                                   By: /s/ O'Neil Nalavadi
                                       ------------------------
                                           O'Neil Nalavadi
                                           Senior Vice President and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX

No.      Description                                                        Page

3.1      Amended and Restated Certificate of Incorporation of UBICS, Inc. (1)

3.2      Amended and Restated By-Laws of UBICS, Inc.(1)

10.1     UBICS, Inc. 1997 Stock Option Plan(1)

10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services Ltd.(2)

10.3 Employment Agreement dated September 1, 1997 between the Company and Vijay Mallya(2)

10.4 Employment Agreement dated October 1, 1997 between the Company and Manohar B. Hira(2)

10.5 Employment Agreement dated September 1, 1997 between the Company and O'Neil Nalavadi(2)

10.6 Employment Agreement dated September 1, 1997 between the Company and Babu Srinivas(2)

10.7 Employment Agreement dated September 1, 1999 between the Company and Dennis M. Stocker

10.8 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (3)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(2)

10.10    Form of Director Indemnification Agreement(2)

10.11 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(2)

10.12 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(2)

10.13 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(2)

10.14 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(2)

10.15 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates(4)

27       Financial Data Schedule

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 20, 1998.