Form 10-K
period 1999-12-31
UBICS INC
filed 2000-03-30
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    34-1744587
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

333 TECHNOLOGY DRIVE, SUITE 210, CANONSBURG, PENNSYLVANIA             15317
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 15, 2000 (based on the closing price of such stock on the Nasdaq National Market on such date) was $15,278,806.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2000 was 6,479,800.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K:


Definitive Proxy Statement for the 2000 Annual Meeting    Incorporated into:
of Shareholders ( the "2000 Proxy Statement")             Part III

                                   UBICS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS
PART I                                                                      Page
                                                                            ----

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

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters

Item 6.      Selected Financial Data

Item 7.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk

Item 8.      Financial Statements and Supplemental Financial Data

             Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999

             Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

             Consolidated Statements of Changes in Stockholders'
             Equity for the years ended December 31, 1997, 1998 and 1999

             Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

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

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

Item 13.     Certain Relationships and Related Transactions

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

SIGNATURES

PART I

ITEM 1.  BUSINESS

SUMMARY

     UBICS, Inc. ("UBICS" or the "Company") provides information technology ("IT") professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. Since commencement of full operations in 1994, the Company's revenues have grown from $303,000 for 1994 to $9.1 million for 1996 and to $37.4 million for 1999. The Company attributes its growth in revenues primarily to an increase in the number of IT professionals deployed to client sites.

     The Company is a reporting company under Section 12(g) of the Securities and Exchange Act of 1934. The Company files periodic and annual reports with the Securities and Exchange Commission ("SEC") on Form 10-K, 10-Q and 8-K. The public may read the Company's materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains the Company's reports, the Company's proxy and information statements and other information regarding the Company at http://www.sec.gov. The Company maintains its own website at http://www.ubics.com.

     During 1999, UBICS provided IT professional services to more than 170 clients in a range of industries and locations. The Company's clients include Advanced Auto Parts, Caterpillar, El Paso Natural Gas, Fruit of the Loom, State Farm and The Hartford. The Company's emphasis on responding to client's needs and providing quality service improves client relationships and results in recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 285 IT professionals deployed with its clients in the U.S.

     One of the key factors supporting UBICS' growth has been its ability to recruit and deploy, on short notice, skilled IT professionals. The Company recruits IT professionals from India and other countries worldwide. To ensure a continuous supply of IT professionals the Company has established a recruiting and training center in India. The center became operational in the fall of 1998 and was expanded in 1999. The Company will use this center to enhance its recruiting efforts in India or internationally and to train its IT professionals prior to placement. The Company also selectively uses the substantial resources and established reputation of its affiliate, the UB Group, to support its recruiting efforts. The UB Group is a multinational group of companies headquartered in Bangalore, India with operations in Asia, the Far East, the Middle East, Africa, Europe and the U.S. The UB Group consists of companies under the control of Vijay Mallya, Chairman of the Company and the indirect beneficial owner of approximately 62% of the outstanding shares of common stock of the Company. Companies in the UB Group are principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products and in the hotel and resort business. Currently, the worldwide revenue of the companies in the UB Group is approximately $1 billion per annum.

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

     All of the Company's services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client's project team. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks involving a single IT professional lasting three months in duration to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that the client cannot quickly replace.

     ERP software services consist primarily of assisting clients in implementing and customizing package application software on client/server systems. Clients seeking these services are generally businesses that are migrating from legacy mainframe applications or are implementing enterprise-wide client/server architectures. The Company is seeking to expand the volume of ERP software services that it provides by developing relationships with package software firms. In addition, the Company has purchased additional hardware and software and supporting facilities that will enable it to train its IT professionals in the use and implementation of such ERP package software. The Company continually adjusts the scope of services it provides to meet the changing needs of its clients.

    The Company's services are described below:

               ------------------------------- ----------------------------------- -----------------------------
                       UBICS SERVICES                    METHODS/TOOLS                     DESCRIPTION
               ------------------------------- ----------------------------------- -----------------------------
               Client/Server Design and        o  Tools/Languages:                 o  System design
               Development                        PowerBuilder, Visual Basic,      o  Requirements analysis and
                                                  Developer 2000, Delphi, SQL         Definition
                                                  Windows, Visual C++, Java,       o  Data modeling
                                                  Lotus Notes, Smalltalk           o  Prototyping
                                                                                   o  Development
                                               o  Databases: Oracle,               o  Testing and
                                                  Informix, Sybase, SQL Server,       Implementation
                                                  Unify                            o  Network design
                                                                                   o  Internet/intranet
                                               o  CASE Tools: ER-Win,                 Solutions
                                                  Designer 2000, IEF               o  Legacy transformation/
                                                                                      data porting


               ------------------------------- ----------------------------------- -----------------------------
               ERP Package Implementation      o  ERP Packages: Baan,              o  Implementation of
               and Customization                  PeopleSoft, Oracle, SAP             Packaged software
                                                                                      solutions
                                                                                   o  Customization
                                                                                   o  Integration
                                                                                   o  Data modeling
                                                                                   o  System support
                                                                                   o  Database administration
                                                                                   o  End-user training

               ------------------------------- ----------------------------------- -----------------------------
               E-Commerce / Internet           o  Tools/Languages:                 o  Web development, Internet/
                                                  Java, Pearl, CGI, Java Beans,       Intranet solutions, Applet
                                                  HTML DHTML, ActiveX, ASP,           Developments, Workflow,
                                                  Domino, Oracle Webserver            Firewalls (security)

               ------------------------------- ----------------------------------- -----------------------------
               Applications Maintenance        o  Programming environments:        o  System design
               Programming                        COBOL, CICS, PL/1,               o  Development
                                                  RPG/400, COBOL/400               o  Program conversion
                                                                                   o  Data conversion
                                               o  Databases: DB2, IMS, IDMS        o  User interface conversion
                                                                                   o  Testing and
                                               o  Y2K Tools: MicroFocus               Implementation
                                                  Revolve                          o  Date conversion

               ------------------------------- ----------------------------------- -----------------------------
                Database and System            o  Databases: Oracle,               o  Database administration
                Administration                    Informix, Sybase, SQL Server,    o  Datawarehousing
                                                  Unify                            o  Network administration
                                                                                   o  Unix and Windows NT
                                               o  Tools: HP OpenView,                 System administration
                                                  CiscoWorks, Bytex Network
                                                  Management System,
                                                  AT&T OneVision
               ------------------------------- ----------------------------------- -----------------------------

SALES AND MARKETING

    UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 22 professionals. The Company serves the U.S. market primarily through its headquarters in the Pittsburgh, Pennsylvania area. The mobility of the Company's IT professionals and its centralized, low-overhead sales and marketing effort allows the Company to service all areas of the U.S.

     The Company's sales force is organized primarily by geographic region and/or practice lines. The Company's sales professionals are responsible for managing client relationships and identifying new business opportunities within their assigned regions and/or practice lines. UBICS' sales professionals are required to meet monthly targets for new accounts and placements, which targets are based upon the experience and tenure of the sales professional. Compensation of the Company's sales professionals is based upon the financial performance of the sales professional, including gross margin contribution, within their region and/or practice lines.

     The Company's sales organization employs a variety of methods to identify potential clients and industry trends, including referrals from existing clients and the Company's IT professionals. The Company's sales professionals begin the sales process by identifying and analyzing the prospective client's existing software configuration and development requirements, and the size and scope of its internal IT resources. The sales professional then submits a proposal with the resumes of IT professionals having skills that match the prospective client's project requirements. The Company's ability to closely match its IT professionals with the client's IT needs enables the Company's sales professionals to offer a 30-day guarantee. If the client is not satisfied with an IT professional's services during the first 30 days of an assignment, the Company will not charge the client for such professional's services. After the client has engaged the Company, the sales professional continuously monitors and develops the relationship with the client and the IT professionals to ensure client satisfaction and the successful progress and completion of the assignment.

     While the Company's focus remains on expanding its sales and marketing efforts in the U.S., it has expanded its international operations by opening its recruiting and training center in India. In addition, UBICS expects to open a sales and recruiting office in the United Kingdom within the next four months. Because UBICS currently has a sufficient supply of IT professionals awaiting deployment, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (other than as stated above).

     In addition to UBICS' pursuit of new clients, the Company actively markets its services to its existing clients, seeking to proactively meet the needs of its clients and maximize placement success. The Company's success in developing and retaining clients is due, in large part, to its ability to maintain a continuous supply of qualified IT professionals. This is made possible by the Company's extensive network of nearly 70 subcontracting firms from which it can source qualified IT professionals to supplement, if necessary, its employed IT professionals. The Company believes that this network of subcontractors provides the Company with a significant sales and marketing advantage. The Company's relationship with these subcontractors ensures that the Company can effectively meet client needs quickly, thus establishing UBICS as a primary provider of IT professional services.

CLIENTS

     Substantially all of the Company's clients are large and mid-sized companies, systems integrators or other significant users of IT. During 1999, the Company provided services to over 170 clients in a range of industries in the U.S. During 1999, approximately 20% of the Company's revenues were derived from its top five clients--El Paso Natural Gas, The Hartford, Dana Corporation, Johnson Controls and The Associates. El Paso Natural Gas accounted for approximately 10%, 8% and 7% of the Company's revenues for 1997, 1998 and 1999, respectively.

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

HUMAN RESOURCES

     The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 1999, the Company had 270 IT professionals deployed at client sites. The Company currently has four full-time resource managers all of whom have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting manager dedicated to managing relationships with the Company's network of subcontractors. UBICS takes a proactive approach to recruiting based on skills requirements forecasts prepared by the Company. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the Internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

     As a result of its affiliation with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. The Company has also established a recruiting and training infrastructure in India. In addition, the Company plans to establish a sales and marketing office in the United Kingdom.

     UBICS employs a stringent selection method to select potential candidates that consists of a three-stage interview process. During the first stage, the Company conducts a general interview is to gather background information and references. In the second stage, the Company conducts a technical interview with a technical panel comprised of experts in their respective skill areas. During the final stage, the Company conducts an interview to assess the candidate's client interaction skills and to verify the candidate's suitability for assignment on a project in the U.S.

     The Company believes that the qualifications of its IT professionals give it a competitive edge. To maintain and enhance their skills, UBICS IT professionals attend training workshops and seminars where they learn to use the latest tools and techniques. The Company intends to use its training facility in India, to train UBICS IT professionals in ERP software packages and other higher value-added technologies, and thereby enhance the skills base of such professionals.

     The Company maintains a database which catalogs the technical profiles, location, availability, mobility and other factors relating to available IT professionals. This database enables the Company to quickly identify and deploy appropriate IT professionals for various client engagements.

     The Company's IT professionals typically have Masters or Bachelors degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 1999, the Company had 270 employees comprised of 211 IT professionals, 31 sales and marketing personnel and 28 general and administrative personnel. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

     The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 70 vendor subcontractors located worldwide. As of December 31, 1999, 109 of its deployed IT professionals, or approximately 40%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company's advantage, however, to maintain this subcontractor network to help meet its clients' needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

     The Company has a focused employee retention strategy that includes career planning, training and benefits.

COMPETITION

     The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, contract programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources or limit the number of outside service providers to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise available, responsiveness to client needs, quality of service and perceived value of services provided. The Company believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements (including entering into confidentiality agreements with its employees) as well as, trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has registered the service mark "UBICS" with the U.S. Patent and Trademark office which gives the Company the presumption of ownership in the U.S. of the "UBICS" mark for the services identified in the registration. Although the Company does not deem trademarks or service marks to be material to its business, when in its best interests, the Company seeks such protection for its marks. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

U.S. REGULATION OF IMMIGRATION

     The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1998, this limit was reached in May and in the federal fiscal year ended September 30, 1999, this limit was reached in June. The inability to obtain additional H-1B permits during the federal fiscal year ended September 30, 1999 resulted in increased use of subcontractor professionals by UBICS.

     During 1998, the U.S. government increased the limit on the number of new H-1B permits to 115,000 for each of the 1999 and 2000 federal fiscal years, and to 107,500 for fiscal year 2001 before reverting to existing limits from fiscal year 2002 onwards. Despite the increase in the limit, this limit was reached in June 1999 for the federal fiscal year ended September 30, 1999 and in March 2000 for the current fiscal year ending September 30, 2000.

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


ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in the Borough of Canonsburg, Pennsylvania, approximately 22 miles south of Pittsburgh, Pennsylvania. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in a 20,749 square foot facility which is leased by the Company pursuant to a lease agreement which expires on August 27, 2003. The Company believes that this location has sufficient space for its current and anticipated near-term needs. The Company also subleases a 4,439 square foot office in the San Francisco suburb of Sausalito, California for use as a sales and marketing office. The Company subleases this space from its affiliate, the UB Group.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") on December 1, 1999.

     (b) One Director of the Company, Scott R. Heldfond, was elected at the 1998 Annual Meeting to serve a term of three years. Directors whose terms continued after the 1999 Annual Meeting were Vijay Mallya, O'Neil Nalavadi and Kent D. Price. In addition, Manohar B. Hira, whose term expired at the 1999 Annual Meeting, was subsequently elected to fill a vacancy in the Board of Directors.

     (c) The following matters were voted upon at the 1999 Annual Meeting, with the results indicated:

          1. Election of Director: The following votes were cast for the nominee standing for election as a director of the Company for a three-year term:

               Nominee:                      Scott R. Heldfond
               Votes for:                        5,728,926
               Votes withheld:                     387,856

          2. Amendment of the Company's 1997 Stock Option Plan to increase the maximum number of shares of Common Stock authorized for issuance thereunder from 750,000 to 1,300,000 and to increase the maximum aggregate number of shares of Common Stock which may be covered by options granted to any individual under such plan from 10% to 40% of the total shares authorized for issuance under such plan.

               Votes For:                        4,392,519
               Votes Against:                      464,991
               Abstentions:                          9,830
               No Vote:                          1,249,442

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

        Quarter Ended                         High                 Low
        -------------                         ----                 ---
        December 31, 1998                     $10 3/4              $4 1/4
        March 31, 1999                        $6 23/32             $4 1/2
        June 30, 1999                         $5 3/8               $2 63/64
        September 30, 1999                    $3 1/8               $2 1/8
        December 31, 1999                     $3 1/2               $1 17/32

     As of March 15, 2000 there were approximately 66 record holders of Common Stock.

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

     The following table summarizes the estimated expenses incurred for the Company's account in connection with the Offering:

              Underwriting discounts                             $1,050,000
              Finder's fees                                            --
              Expenses paid to or for underwriters                     --
              Other expenses                                        775,000*
                                                                 ----------
              TOTAL                                              $1,825,000

-----------
*Estimated.

     The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

              Purchase and installation of machinery               2,406,000
                and equipment
              Repayment of indebtedness                              775,000
              Temporary investments                                9,994,000
                                                                 -----------

              Total                                              $13,175,000
                                                                 ===========

ITEM 6.  SELECTED FINANCIAL DATA

                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
     INCOME STATEMENT DATA:              1995          1996             1997           1998          1999
--------------------------------        ------        -------         -------        -------        -------
Revenues .......................        $1,454        $ 9,072         $20,549        $30,189        $37,359
Cost of revenues ...............           994          6,208          13,695         20,771         27,206
                                        ------        -------         -------        -------        -------
Gross profit ...................           460          2,864           6,854          9,418         10,153
Selling, general and
  administrative expense(1) ....           452          2,392           3,738          6,495          8,849
Merger related expenses (2) ....            --             --              --             --            869
                                        ------        -------         -------        -------        -------
Income from operations .........             8            472           3,116          2,923            435
Interest income (expense), net..            --            (23)             71            611            556
                                        ------        -------         -------        -------        -------
Income before income taxes .....             8            449           3,187          3,534            991
Provision for income taxes .....             5            230           1,307          1,438            382
                                        ------        -------         -------        -------        -------
Net income .....................        $    3        $   219         $ 1,880        $ 2,096        $   609
                                        ======        =======         =======        =======        =======
Basic and diluted earnings
  per share ....................        $  0.0        $  0.04         $  0.36        $  0.32        $  0.09
                                        ======        =======         =======        =======        =======
Weighted average shares ........         5,000          5,000           5,259          6,496          6,480
Diluted average shares .........         5,000          5,000           5,275          6,530          6,489

                                                           DECEMBER 31,
                                  -----------------------------------------------------------------
   BALANCE SHEET DATA:             1995          1996          1997           1998           1999
------------------------          -----         ------        -------        -------        -------
Working capital ..........        $ (25)        $  179        $15,158        $15,459        $15,544
Total assets .............          619          2,601         18,132         21,218         21,684
Total debt ...............           78            300           --             --             --
Total stockholders'
 equity...................           10            229         15,284         17,280         17,889

-----------
(1) Includes expenses of $257 incurred on behalf of the UB Group for the ended December 31, 1996. Beginning January 1, 1997, such expenses ceased to be incurred by the Company.
(2) These expenses relate to the termination of the Company's proposed acquisition of R Systems, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 8 of this report.

     The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements that involve substantial known and unknown risks and uncertainties that may cause the financial condition and results of operations of the Company to be materially different from any future condition or results of operation suggested or implied by such forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations specifically immigration laws, competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company's marketing efforts and the demand for outsourced IT professionals.

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

     The Company's revenues are based on the hourly billing of its IT professionals. Revenue is recognized as services are provided. The billing rate for an IT professional varies for different service offerings and is also dependent upon market demand, experience and competence level of the IT professional. Generally, the rates for IT professionals placed on ERP package implementation projects are higher. As of December 31, 1999, 70 IT professionals, or approximately 23% of the Company's deployed IT professionals, were placed on such projects.

     UBICS attempts to minimize the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 70 subcontractors located worldwide. Approximately 41% of the Company's 1999 revenues were derived from IT professionals deployed from subcontractors. As of December 31, 1999, IT professionals deployed from subcontractors comprised 109 of the Company's 270 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services.

     Since inception the Company has developed relationships with 427 clients in a range of industries and currently has IT professionals deployed at nearly 170 of these clients. Although the Company's five largest clients accounted for approximately 20% of revenues for 1999, this revenue concentration in a few clients has been declining since the Company's inception. The Company believes that the continuing growth in its client base will further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

     On July 1, 1999, UBICS announced that it would not complete its previously announced acquisition of privately held California-based R Systems, Inc. The parties were unable to agree on an extension of the June 30, 1999 transaction deadline therefore the transaction was terminated. Expenses related to the transaction of approximately $900,000 were recorded during the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                   PERCENTAGE OF REVENUES
                                             ---------------------------------
                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1997          1998          1999
                                             -----         -----         -----
Revenues ..........................          100.0%        100.0%        100.0%
Cost of revenues ..................           66.7          68.8          72.8
                                             -----         -----         -----
Gross profit ......................           33.3          31.2          27.2
Selling, general and administrative
 expense ..........................           18.1          21.5          23.7
Merger related expenses (1) .......             --            --           2.3
                                             -----         -----         -----
Income from operations ............           15.2           9.7           1.2
Interest income (expense), net ....            0.3           2.0           1.5
                                             -----         -----         -----
Income before income taxes ........           15.5          11.7           2.7
Provision for income taxes ........            6.4           4.8           1.1
                                             -----         -----         -----
Net income ........................            9.1%          6.9%          1.6%
                                             =====         =====         =====

-----------
(1) These expenses relate to the termination of proposed acquisition of R Systems, Inc.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

     Revenues for the year ended December 31, 1999 were $37.4 million, compared to $30.2 million for the year ended December 31, 1998, an increase of $7.2 million, or 24%. Approximately 85% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 15% of the increase in revenues was due to higher average hourly billing rates. The number of deployed IT professionals decreased to 270 at December 31, 1999 from 276 at December 31, 1998, and the Company broadened its client base since inception to 427 clients in 1999 from 313 clients in 1998.

Gross Profit

     Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 1999 was $10.2 million, compared to $9.4 million for 1998, an increase of $0.8 million, or 8%. Gross profit as a percentage of revenues decreased to 27.2% for 1999, compared to 31.2% for 1998. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from an increase in rates paid to by subcontractors.

Selling, General and Administrative Expense

     Selling, general and administrative expense consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expense for 1999 was $8.8 million, compared to $6.5 million for 1998, an increase of $2.3 million, or 36%. Selling, general and administrative expense as a percentage of revenues increased to 23.7% for 1999 from 21.5% for 1998. The increase in expense was primarily due to increases in salaries, and other personnel and administrative costs to support the Company's growth.

Merger-related expenses

     Merger related expenses for 1999 were $0.9 million or 2.3% as a percentage of revenues. These expenses are non-recurring in nature and relate to the termination of the Company's proposed acquisition of R Systems, Inc.

Interest Income (Expense), Net

     Interest income for 1999 was $556,000 compared to interest income of $611,000 for 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

     The Company's effective tax rate was 38.5% for 1999 compared to 40.7% for 1998.

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

Gross Profit

     Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 1998 was $9.4 million, compared to $6.9 million for 1997, an increase of $2.5 million, or 37%. Gross profit as a percentage of revenues decreased to 31.2% for 1998, compared to 33.3% for 1997. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from an increase in rates paid to by subcontractors.

Selling, General and Administrative Expense

     Selling, general and administrative expense consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expense for 1998 was $6.5 million, compared to $3.7 million for 1997, an increase of $2.8 million, or 74%. Selling, general and administrative expense as a percentage of revenues increased to 21.5% for 1998 from 18.1% for 1997. The increase in expense was primarily due to increases in salaries and other personnel and administrative costs to support the Company's growth. The expenses include certain one-time costs of $400,000 relating to design and relocation of the Company's principal offices, early termination of the Company's prior office lease, recruitment fees and appointment of an external consulting firm to advise on strategic planning.

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

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company generated net proceeds of approximately $13.2 million from the Offering. The Company used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association (the "Line of Credit"). The Company also used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

     The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Net cash provided by operating activities was $1,331,000 for 1999 as compared to $412,000 for 1998. Because the Company had no immediate plans to utilize its Line of Credit, the Company elected not to renew the facility in August 1999.

     Capital expenditures for 1999 and 1998 were $774,000 and $1,632,000 respectively. The Company intends to use approximately $2.0 million of its available cash to expand its existing operations, including approximately $1.2 million for the eventual expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 1999 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

     The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contract) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results in the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No 133 was originally effective for fiscal years beginning after June 15,1999.

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15,2000.

     The Company does not believe that there will be a material impact on the financial statements related to this FASB.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits rather than four, to define the applicable year of business transactions. The Company has evaluated its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, and believes that such systems are Year 2000 compliant. The Company's telephone, voice mail and e-mail systems, which are its principal non-IT systems, have also been determined to be Year 2000 compliant. The Company's total costs with respect to Year 2000 compliance as of December 31, 1999 have not been material. Because UBICS has determined that all of its principal internal systems Year 2000 compliant, management does not anticipate that any remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

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

     The Company did not experience any major problems at the time of switch over to the Year 2000.


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

         The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 18 of this Form 10-K. As part of its audit of the Company's financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

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




/s/Dr. Vijay Mallya
Dr. Vijay Mallya
Chairman and Director




/s/Babu Srinivas
Babu Srinivas
Vice President Finance and Acting Chief Financial Officer



March 15, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc.:

    We have audited the accompanying consolidated balance sheets of UBICS, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP
                                                       Pittsburgh, Pennsylvania,
                                                       February 18, 2000

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1998             1999
                                                       --------         --------
                      ASSETS
Current assets:
  Cash and cash equivalents ...................        $ 11,470         $ 12,027
  Accounts receivable, net of allowance for
     doubtful accounts of $305 and $885,
     respectively .............................           4,152            4,103
  Unbilled receivables ........................           2,973            2,363
  Employee advances ...........................             164               52
  Prepaids and other ..........................             258              299
Due from affiliates, net ......................             174               --
  Deferred tax asset ..........................             206              495
                                                       --------         --------
     Total current assets .....................          19,397           19,339
                                                       --------         --------
Property and equipment:
  Leasehold improvements ......................              40               40
  Vehicles ....................................              72               89
  Computer equipment and software .............           1,026            1,732
  Furniture and fixtures ......................             623              662
  Office and other equipment ..................              30               42
                                                       --------         --------
     Total property and equipment .............           1,791            2,565
  Accumulated depreciation ....................            (170)            (470)
                                                       --------         --------
     Net property and equipment ...............           1,621            2,095
                                                       --------         --------
     Other long-term assets ...................             200              250
                                                       --------         --------
          Total assets ........................        $ 21,218         $ 21,684
                                                       ========         ========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................        $  2,034         $  1,981
  Payroll liabilities .........................           1,628            1,717
  Accrued taxes ...............................              46               --
  Other current liabilities ...................             230               97
                                                       --------         --------
     Total liabilities ........................           3,938            3,795
                                                       --------         --------
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding ..............................              --               --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 shares
     issued....................................              65               65
  Additional paid-in capital ..................          13,160           13,160
  Treasury stock - 20,200 shares, at cost .....            (100)            (100)
  Retained earnings ...........................           4,155            4,764
                                                       --------         --------
     Total stockholders' equity ...............          17,280           17,889
                                                       --------         --------
          Total liabilities and stockholders'
            equity ............................        $ 21,218         $ 21,684
                                                       ========         ========

              The accompanying notes are an integral part of these
                             financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                      1997             1998              1999
                                  ----------        ----------        ----------
Revenues .................        $   20,549        $   30,189        $   37,359
Cost of revenues .........            13,695            20,771            27,206
                                  ----------        ----------        ----------
  Gross profit ...........             6,854             9,418            10,153
Selling, general and
  administrative expense..             3,738             6,495             8,849
Merger related expense....                --                --               869
                                  ----------        ----------        ----------
Income from operations....             3,116             2,923               435
Interest income ..........                71               611               556
                                  ----------        ----------        ----------
Income before income
taxes ....................             3,187             3,534               991
Provision for income
taxes.....................             1,307             1,438               382
                                  ----------        ----------        ----------
  Net income .............        $    1,880        $    2,096        $      609
                                  ==========        ==========        ==========
Basic and diluted earnings
  per share ..............        $     0.36        $     0.32        $     0.09
                                  ==========        ==========        ==========

Weighted average shares
  outstanding ............         5,258,904         6,495,823         6,479,800
Diluted average shares
  outstanding ............         5,274,825         6,529,667         6,489,258

              The accompanying notes are an integral part of these
                             financial statements.

                                   UBICS, INC.
                             (DOLLARS IN THOUSANDS)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       COMMON STOCK
                                  ---------------------     ADDITIONAL                                      TOTAL
                                                              PAID-IN       TREASURY       RETAINED      STOCKHOLDERS
                                    SHARES       AMOUNT       CAPITAL        STOCK         EARNINGS         EQUITY
                                  ---------      ------     ----------      --------       --------      ------------
Balance, December 31, 1996...     5,000,000          3             --           --             226              229
  Issuance of common stock...     1,500,000         15         13,160           --              --           13,175
  Stock split in the form
    of a dividend ...........            --         47             --           --             (47)              --

  Net income ................            --         --             --           --           1,880            1,880
                                  ---------        ---        -------        -----         -------         --------
Balance, December 31, 1997...     6,500,000         65         13,160           --           2,059           15,284
  Acquisition of Treasury
    stock ...................            --         --             --         (100)             --             (100)
  Net income ................            --         --             --           --           2,096            2,096
                                  ---------        ---        -------        -----         -------         --------
Balance, December 31, 1998...     6,500,000         65         13,160         (100)          4,155           17,280
  Net income ................            --         --             --           --             609              609
                                  ---------        ---        -------        -----         -------         --------
Balance, December 31, 1999...     6,500,000        $65        $13,160        $(100)        $ 4,764         $ 17,889
                                  =========        ===        =======        =====         =======         ========

              The accompanying notes are an integral part of these
                             financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                         1997           1998           1999
                                       --------       --------       --------
Cash flows from operating activities:
  Net income ......................    $  1,880       $  2,096       $    609
  Adjustments to reconcile net
     income to net cash provided
     by operating activities--
     Depreciation .................          20            137            300
     Changes in operating assets
     and liabilities--
       Accounts receivable, net....      (1,434)        (1,375)            49
       Unbilled receivables .......      (1,022)        (1,007)           610
       Employee advances ..........         (74)             6            112
       Other long-term assets .....          --           (200)           (50)
       Due to affiliates, net .....        (516)          (141)           174
       Deferred tax asset .........         (44)          (105)          (289)
       Prepaids and other .........        (152)           (89)           (41)
       Accounts payable ...........         405          1,111            (53)
       Payroll liabilities ........         370            568             89
       Accrued taxes and other
          current liabilities .....         484           (589)          (179)
                                       --------       --------       --------
     Net cash (used) provided by
       operating activities .......         (83)           412          1,331
                                       --------       --------       --------
Cash flows from investing
  activities:
  Purchases of property and
     equipment ....................         (96)        (1,632)          (774)
                                       --------       --------       --------
     Net cash used by
       investing activities .......         (96)        (1,632)          (774)
                                       --------       --------       --------
Cash flows from financing
  activities:
  Payments under credit facility...       (300)            --             --
  Acquisition of Treasury Stock....          --           (100)            --
  Net proceeds from issuance of
  common stock ....................      13,175             --             --
                                       --------       --------       --------
     Net cash (provided) used by
       financing activities .......      12,875           (100)            --
                                       --------       --------       --------

Net increase (decrease) in cash
  and cash equivalents ............      12,696         (1,320)           557

Cash and cash equivalents, at
  beginning of year ...............          94         12,790         11,470
                                       --------       --------       --------
Cash and cash equivalents, at
  end of year .....................    $ 12,790       $ 11,470       $ 12,027
                                       ========       ========       ========
Supplemental data:
  Cash payments for interest ......    $     39       $     --       $     --
  Cash payments for income
    taxes .........................    $  1,045       $  2,097       $    752

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

Property and Equipment

    Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

                                                                        YEARS
                                                                        -----
                         Computer equipment and software........           5
                         Furniture and fixtures.................           7
                         Office and other equipment.............           7
                         Leasehold improvements.................           5
                         Vehicles...............................           5

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

    The majority of the Company's projects with customers, including those related to year 2000 conversion, generally provide that the Company will supply consultants to perform agreed-upon procedures under the customer's supervision. The Company's responsibility under these agreements with respect to each application is subject to satisfactory acceptance testing of such procedures within a limited, specified period of time. At this time, the Company is unable to quantify the potential risk to the Company from future claims in the event that certain applications are not converted or do not perform in accordance with mutually agreed-upon acceptance criteria in the year 2000, which is beyond the limited, specific period of time set forth in the agreements. Nonetheless, management does not believe that claims that may arise as a result of the above will have a significant impact on either the financial position or the results of operations of the Company. No claims have been made through March 15, 2000.

Reclassifications

    Certain prior year balances have been reclassified to conform to the current period presentation.


3. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

    The Company has derived a significant portion of its revenues from a relatively limited number of clients.

    The following table presents the Company's largest clients during each of the years ended December 31, 1997, 1998 and 1999 and the approximate percentage of revenue from each client for the respective periods:


                                                                     YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    1997       1998      1999
                                                                   -----      -----     -----
                Client A....................................         10%         8%        7%
                Client B....................................          9%         6%        5%
                Client D....................................          5%        --        --
                Others, individually and collectively less
                  than 10% of revenue.......................          7%         7%        8%
                                                                   -----      -----     -----
                     Total of Five Largest Clients..........         31%        21%       20%

    The Company grants credit to clients based upon management's assessment of their creditworthiness. The Company's revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.

4. LEASE OBLIGATIONS:

    The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $165,093, $388,091 and $581,283 respectively, for the years ended December 31, 1997, 1998 and 1999.

    Minimum future rental payments under non-cancelable operating leases for each of the next five years are as follows as of December 31, 1999:

                    YEAR ENDING
                    DECEMBER 31,
                    ------------
                        2000.......                           $  598,917
                        2001.......                              502,714
                        2002.......                              393,934
                        2003.......                              275,220
                        2004.......                                6,525
                                                              ----------

                        Totals.....                           $1,777,310
                                                              ==========

5. RELATED PARTY TRANSACTIONS:

    As of December 31, 1998 the Company had a net receivable from the UB Group totaling $ 174,423 resulting from expenses incurred by the Company on behalf of the UB Group. The balance was repaid by December 31, 1999.

6. STOCK-BASED COMPENSATION:

    Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") for directors, executive officers and other key employees. The Compensation Committee of the Board of Directors is authorized to grant stock options (with or without stock appreciation rights). The Plan provides for the issuance of up to 750,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), net income for the years ended December 31, 1998 and December 31, 1999 would have been reduced by $860,000 and $720,000, respectively, and basic and diluted earnings per share would have been reduced by $0.13 and $0.11 per share, respectively, for the same period.

    In 1998 and 1999, options covering a total of 173,000 and 125,000 shares, respectively, of Common Stock were granted under the Plan. The right to purchase shares upon exercise of these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity follows:


                                                           December 31, 1998                  December 31, 1999
                                                   -------------------------------------------------------------------
                                                                   Weighted Average                   Weighted Average
NUMBER OF SHARES                                    Options          Exercise Price     Options         Exercise Price
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of period            437,500                  $10.00     418,000                 $10.78
Granted                                             173,000                  $13.25     125,000                 $ 2.35
Exercised                                                --                      --          --                     --
Lapsed and forfeited                                192,500                  $11.22       7,000                 $10.51
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, end of period                  418,000                  $10.78     536,000                 $ 8.27
-----------------------------------------------------------------------------------------------------------------------
Options exercisable, end of period                   98,233                  $10.00     286,980                 $ 9.98
-----------------------------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1998

                                      OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                        ---------------------------------------------------------------------------------------------------
                                         Weighted Average
Range of                                        Remaining      Weighted Average                           Weighted Average
Exercise Price           Options   Contractual life (Yrs)        Exercise Price               Options       Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$5.00                      2,000                     9.90                 $5.00
$5.19                     12,500                     9.88                 $5.19
$5.50                      4,000                     9.69                 $5.50
$10.00                   295,000                     8.83                $10.00                98,333               $10.00
$13.25                     2,000                     9.45                $13.25
$13.63                    70,000                     9.49                $13.63
$13.75                    20,000                     9.07                $13.75
$14.50                     5,000                     9.37                $14.50
$17.63                     7,500                     9.23                $17.63
--------------------------------------------------------------------------------------------------------------------------
                         418,000                     9.01                $10.78                98,333               $10.00
==========================================================================================================================

Summary of stock options                                                                                Stock Option Price
--------------------------------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999

                                      OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                        ---------------------------------------------------------------------------------------------------
                                         Weighted Average
Range of                                        Remaining      Weighted Average                           Weighted Average
Exercise Price           Options   Contractual life (Yrs)        Exercise Price               Options       Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$1.88                   20,000                     9.83               $ 1.88                20,000               $ 1.88
$2.38                   50,000                     9.67               $ 2.38
$2.50                   55,000                     9.92               $ 2.50
$5.00                    2,000                     8.89               $ 5.00                   667               $ 5.00
$5.50                    4,000                     8.72               $ 5.50                 1,333               $ 5.50
$10.00                 310,000                     7.84               $10.00               219,982               $10.00
$13.63                  70,000                     8.51               $13.63                36,665               $13.63
$13.75                  20,000                     8.07               $13.75                 6,666               $13.75
$14.50                   5,000                     8.38               $14.50                 1,667               $14.50
--------------------------------------------------------------------------------------------------------------------------
                       536,000                     8.87               $ 8.27               286,980               $ 9.98
==========================================================================================================================
Summary of stock options                                                                                Stock Option Price
--------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during 1998*                                                          $2.93
==========================================================================================================================
Weighted average fair value of options granted during 1999*                                                          $4.26
==========================================================================================================================

* The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions

                                                                           1998                                       1999
---------------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                    5.6%                                       4.4%
Expected dividend yield                                                    0.0%                                       0.0%
Expected life of options                                                3 years                                    3 years
Expected volatility rate                                                  88.0%                                      75.0%
===========================================================================================================================

    There were 764,000 shares reserved for future grants under the Plan at December 31, 1999.

7. INCOME TAXES:

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

    The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended December 31, 1997, 1998 and 1999:

                                                                                         DECEMBER 31,
                                                                         ------------------------------------------
                                                                            1997            1998             1999
                                                                         ----------      ----------        --------
                       Federal income taxes at the
                         statutory rate......................            $1,127,292      $1,275,727        $330,927
                       State income taxes net of federal
                         benefit.............................               171,617         162,600          51,444
                       Penalties and interest................                 9,000              --              --
                                                                         ----------      ----------        --------
                       Provision for income taxes............            $1,307,909      $1,438,327        $382,371
                                                                         ==========      ==========        ========

    The provision for income taxes as shown in the accompanying statement of operations for the years ended December 31, 1997, 1998 and 1999 included the following components:

                                                                                           DECEMBER 31,
                                                                             ---------------------------------------
                                                                               1997            1998          1999
                                                                             ----------    ----------      ---------
                              Current federal provision..........            $1,217,292    $1,453,134      $ 580,477
                              Current state provision............               191,462       190,988         90,659
                              Deferred federal provision.........               (87,150)     (176,984)      (249,550)
                              Deferred state provision...........               (13,695)      (28,811)       (39,215)
                                                                             ----------    ----------      ---------
                              Provision for income taxes.........            $1,307,909    $1,438,327      $ 382,371
                                                                             ==========    ==========      =========

    The components of the deferred tax asset as of December 31, 1998 and 1999 were as follows:


                                                                                    DECEMBER 31,
                                                                              ----------------------
                                                                                1998          1999
                                                                              --------      --------
                            Allowance for doubtful accounts......             $120,475      $354,688
                            Accrued liabilities..................               85,320       139,872
                                                                              --------      --------
                            Deferred tax asset...................             $205,795      $494,560
                                                                              ========      ========


8. EARNINGS PER COMMON SHARE:

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

    The following table sets forth the computation of earnings per share for the periods indicated:

                                        (Dollars in thousands, except per share data)
                                                    Year ended December 31,
                                         --------------------------------------------
                                             1997            1998             1999
                                         ----------       ----------       ----------
Basic earnings per share
         Net income ................     $    1,880       $    2,096       $      609
Divided by:
Weighted average common shares .....      5,258,904        6,495,823        6,479,800
                                         ----------       ----------       ----------
         Basic earnings per share ..     $     0.36       $     0.32       $     0.09
                                         ==========       ==========       ==========
Diluted earnings per share
         Net income ................     $    1,880       $    2,096       $      609

Divided by:
Weighted average common  shares.....      5,258,904        6,495,823        6,479,800
Dilutive effect of common stock
  equivalents ......................         15,921           33,844            9,458
Dilutive average common shares .....      5,274,825        6,529,667        6,489,258
                                         ----------       ----------       ----------

Diluted earnings per share .........     $     0.36       $     0.32       $     0.09
                                         ==========       ==========       ==========


The exercise price of stock options to purchase an aggregate of 104,500 and 411,000 shares in 1998 and 1999, respectively, is less than the average stock price for the year and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.


9. INITIAL PUBLIC OFFERING:

    On November 4, 1997, the Company closed the offering of 1,500,000 shares of common stock at a price of $10.00 per share. Net proceeds to the Company from the sale of the 1,500,000 shares, after deduction of underwriting discounts and offering expenses, were approximately $13,175,000.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              (In thousands except per share data)
                                                          Quarter Ended
                                          -------------------------------------------
                                          Mar. 31,   June 30,    Sep. 30,    Dec. 31,
                                           1998        1998        1998        1998
                                          -------------------------------------------
Revenues ..............................   $6,215      $6,962      $8,451      $8,561
Cost of revenues ......................    4,096       4,762       5,774       6,139
                                          ------      ------      ------      ------
Gross profit ..........................    2,119       2,200       2,677       2,422
Selling, general and
  administrative expense ..............    1,203       1,409       1,784       2,099
                                          ------      ------      ------      ------
Income from operations ................      916         791         893         323
Interest income .......................      165         162         147         137
                                          ------      ------      ------      ------
Income before income taxes ............    1,081         953       1,040         460
Provision for income taxes ............      440         380         420         198
                                          ------      ------      ------      ------
Net income ............................   $  641      $  573      $  620      $  262
                                          ======      ======      ======      ======
Basic and diluted earnings per share ..   $ 0.10      $ 0.09      $ 0.10      $ 0.04
                                          ======      ======      ======      ======


                                              (In thousands except per share data)
                                                           Quarter Ended
                                          ---------------------------------------------
                                          Mar. 31,   June 30,      Sep. 30,    Dec. 31,
                                           1999        1999          1999        1999
                                          ---------------------------------------------
Revenues ..............................   $9,085      $ 9,632       $9,603      $9,039
Cost of revenues ......................    6,610        6,983        6,893       6,720
                                          ------      -------       ------      ------
Gross profit ..........................    2,475        2,649        2,710       2,319
Selling, general and
  administrative expense ..............    2,130        2,146        2,254       2,319
Merger related expense ................       --          869           --          --
                                          ------      -------       ------      ------
Income from operations ................      345         (366)         456          --
Interest income .......................      130          130          136         160
                                          ------      -------       ------      ------
Income before income taxes ............      475         (236)         592         160
Provision for income taxes ............      182          (80)         256          24
                                          ------      -------       ------      ------
Net income ............................   $  293      $  (156)      $  336      $  136
                                          ======      =======       ======      ======
Basic and diluted earnings per share ..   $ 0.05      $ (0.02)      $ 0.05      $ 0.02
                                          ======      =======       ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information in the registrant's definitive proxy statement to be filed with the Commission on or about April 29, 2000 in connection with its 2000 annual meeting of stockholders (the "2000 Proxy Statement") under the captions "Election of Directors" and "Executive Officers". To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Executive Compensation" provided that the information in such Proxy Statement under the captions "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" are not incorporated by referenced herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information in the registrant's 1999 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

    The following financial statements of the registrant are included on pages 19 to 30 of this Form 10-K and the report of independent public accountants is included on page 18 of this Form 10-K:

    Consolidated Balance sheets as of December 31, 1998 and 1999

    Consolidated Statements of Operations for the years ended December 31, 1997,
      1998 and 1999

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 1997,
      1998 and 1999

    2.  Financial Statement Schedules

    The following financial statement schedules shown below should be read in conjunction with the financial statements on pages 17 to 26 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

    The following items appear immediately following the signature page:

    Report of Independent Public Accountants on Supplemental Schedules

    Financial Statement Schedules:

    Valuation and Qualifying Accounts for the three years ended December 31, 1999.

    3.  Exhibits:
        ---------
         3(i)     Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)
         3(ii)    Amended and Restated Bylaws of UBICS, Inc.(1)
         10.1     UBICS, Inc. 1997 Stock Option Plan(2)
         10.2     Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services Ltd.(3)
         10.3     Employment Agreement between the Registrant and Vijay Mallya(3)
         10.4     Employment Agreement between the Registrant and Manohar B. Hira(3)
         10.5     Employment Agreement between the Registrant and O'Neil Nalavadi(3)
         10.6     Employment Agreement between the Registrant and Babu Srinivas(3)
         10.7     Employment Agreement dated September 1, 1999 between the Registrant and Dennis M. Stocker(4)
         10.8     Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira(5)
         10.9     Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)
         10.10    Form of Director Indemnification Agreement(3)
         10.11    Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(3)
         10.12    Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)
         10.13    Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)
         10.14    Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)
         10.15    Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)
         10.16    Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and
                  Manohar B. Hira
         10.17    Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 2000 between the Company and
                  Manohar B. Hira
         21       Subsidiaries of the Registrant
         27       Financial Data Schedule

-----------

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to the registrant's Schedule 14A filed on November 5, 1999.

(3) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-A for the quarter ended September 30, 1998.

(b)      Reports on Form 8-K:
         -------------------

         No reports on Form 8-K were filed for the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UBICS, Inc.
                                  (Registrant)


                                  By: /s/Manohar B. Hira
                                      --------------------------------
                                           Manohar B. Hira
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 30, 2000.


                                  /s/Vijay Mallya
                                  ------------------------------------
                                  Vijay Mallya
                                  Chairman and Director


                                  /s/Manohar B. Hira
                                  ------------------------------------
                                  Manohar B. Hira
                                  President and Director


                                  /s/Babu Srinivas
                                  ------------------------------------
                                  Babu Srinivas
                                  Vice President - Finance and Accounting


                                  /s/Scott Heldfond
                                  ------------------------------------
                                  Scott Heldfond
                                  Director


                                  /s/Kent D. Price
                                  ------------------------------------
                                  Kent D. Price
                                  Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Stockholders of UBICS, Inc.:

         We have audited in accordance with accounting standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
   February 18, 2000

                                                                     SCHEDULE II

                                   UBICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                           Charged         Deductions--    Balance
                                                           Balance at      to Costs          Amounts       at End
                                                           Beginning        and            Deemed to be      of
Period Ended            Description                        of Period       Expenses        Uncollectible   Period
------------            -----------                        ---------       --------        -------------   ------
December 31, 1997       Allowance for uncollectible           50             135               --            185
                        accounts

December 31, 1998       Allowance for uncollectible          185             120               --            305
                        accounts
December 31, 1999       Allowance for uncollectible          305             580               --            885
                        accounts

                                  EXHIBIT INDEX

No.      Description                                                                                                          Page
---      -----------                                                                                                          ----

3(i)     Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)
3(ii)    Amended and Restated Bylaws of UBICS, Inc.(1)
10.1     UBICS, Inc. 1997 Stock Option Plan(2)
10.2     Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy
         Services Ltd.(3)
10.3     Employment Agreement between the Registrant and Vijay Mallya(3)
10.4     Employment Agreement between the Registrant and Manohar B. Hira(3)
10.5     Employment Agreement between the Registrant and O'Neil Nalavadi(3)
10.6     Employment Agreement between the Registrant and Babu Srinivas (3)
10.7     Employment Agreement dated September 1, 1999 between the Registrant and Dennis M. Stocker(4)
10.8     Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira(5)
10.9     Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)
10.9     Form of Director Indemnification Agreement(3)
10.11    Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc.(3)
10.12    Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited(3)
10.13    Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)
10.14    Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited(3)
10.15    Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)
10.16    Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and
         Manhor B. Hira
10.17    Amendment No.2 to Agreement of Severance Waiver and Release dated as of March 31, 2000 between the Company and
         Monhar B. Hira
21       Subsidiaries of the Registrant
27       Financial Data Schedule

-----------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to the registrant's Schedule 14A filed on November 5, 1999.

(3) Incorporated by reference to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

(4) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)     Reports on Form 8-K:
        -------------------

        No reports on Form 8-K were filed for the three months ended December 31, 1999.