Form 10-Q
period 2000-03-31
UBICS INC
filed 2000-05-15
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
Yes      [ x ]    No       [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                   Class                        Outstanding at May 10, 2000
                   -----                        ---------------------------
        Common Stock, $.01 par value                     6,479,800

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1999 and March 31, 2000

         Statements of Operations for the three months ended March 31, 1999 and 2000

         Statements of Cash Flows for the three months ended March 31, 1999 and 2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      DECEMBER 31        MARCH 31
                                                      -----------        --------
                                                         1999              2000
                                                      -----------        --------
                      ASSETS                           (audited)        (unaudited)
Current assets:
  Cash and cash equivalents ...................         $12,027           $11,820
  Accounts receivable, net of allowance for
     doubtful accounts of $885 and $985,
     respectively .............................           4,103             3,868
  Unbilled receivables ........................           2,363             3,277
  Employee advances ...........................              52                55
  Prepaids and other ..........................             299               384
  Deferred tax asset ..........................             495               495
                                                        -------           -------
     Total current assets .....................          19,339            19,899
                                                        -------           -------
Property and equipment:
  Leasehold improvements ......................              40                40
  Vehicles ....................................              89                89
  Computer equipment and software .............           1,732             1,894
  Furniture and fixtures ......................             662               672
  Office and other equipment ..................              42                42
                                                        -------           -------
     Total property and equipment .............           2,565             2,737
  Accumulated depreciation ....................            (470)             (554)
                                                        -------           -------
     Net property and equipment ...............           2,095             2,183
  Other long-term assets ......................             250               250
                                                        -------           -------
          Total assets ........................         $21,684           $22,332
                                                        =======           =======


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................         $ 1,981           $ 2,106
  Payroll liabilities .........................           1,717             1,922
  Accrued taxes ...............................              --                45
  Other current liabilities ...................              97               166
  Due to affiliates, net ......................              --                37
                                                        -------           -------
     Total liabilities ........................           3,795             4,276
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding ..............................              --                --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 shares issued              65                65
  Additional paid-in capital ..................          13,160            13,160
  Treasury stock - 20,200 shares, at cost .....            (100)             (100)
  Retained earnings ...........................           4,764             4,931
                                                        -------           -------
     Total stockholders' equity ...............          17,889            18,056
                                                        -------           -------
          Total liabilities and stockholders'
            equity ............................         $21,684           $22,332
                                                        =======           =======





   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    Three Months
                                                  Ended March 31,
                                           -----------------------------
                                              1999              2000
                                           (unaudited)        (unaudited)
                                           ----------         ----------
Revenues .........................         $    9,085         $    9,244
Cost of revenues .................              6,610              6,812
                                           ----------         ----------
  Gross profit ...................              2,475              2,432
Selling, general and
  Administrative expense .........              2,130              2,317
                                           ----------         ----------
Income from operations ...........                345                115
Interest income ..................                130                158
                                           ----------         ----------
Income before income taxes .......                475                273
Provision for income taxes .......                182                106
                                           ----------         ----------
  Net income .....................         $      293         $      167
                                           ==========         ==========
Basic and diluted earnings
  per share ......................         $     0.05         $     0.03
                                           ==========         ==========


Weighted average shares
  outstanding ....................          6,479,800          6,479,800

Diluted average shares
  outstanding ....................          6,480,648          6,556,450






    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    Three Months
                                                   Ended March 31,
                                             -----------------------------
                                                 1999             2000
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------
Cash flows from operating activities:
  Net income ........................         $   293           $   167
  Adjustments to reconcile net
     income to net cash provided by
     operating activities
     Depreciation ...................              65                84
     Changes in operating assets and
       liabilities
       Accounts receivable, net .....            (142)              235
       Unbilled receivables .........            (536)             (914)
       Employee advances ............              20                (3)
       Due to affiliates, net .......             (22)               37
       Deferred tax asset ...........             (53)               --
       Prepaids and other ...........            (257)              (85)
       Accounts payable .............             511               125
       Payroll liabilities ..........             296               205
       Accrued taxes and other
          current liabilities .......              43               114
                                              -------           -------
     Net cash (used) provided by
       operating activities .........             218               (35)
                                              -------           -------

Cash flows from investing activities:
  Purchases of property and
     Equipment ......................            (136)             (172)
                                              -------           -------
     Net cash used by investing
       activities ...................            (136)             (172)
                                              -------           -------

Net increase (decrease) in cash
  and cash equivalents ..............              82              (207)
Cash and cash equivalents, at
  beginning of period ...............          11,470            12,027
                                              -------           -------
Cash and cash equivalents, at
  end of year .......................         $11,552           $11,820
                                              =======           =======

Supplemental data:
  Cash payments for income taxes ....         $   326           $    27



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999 filed on March 30, 2000.

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

3.       RELATED PARTY TRANSACTIONS:

         As of March 31, 2000, the Company had a net payable to the UB Group, totaling $37, relating to its share of rent payable to the UB Group for premises occupied by the Company in Savsalito and Bangalore.


4.        EARNINGS PER SHARE:

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

         The following table reflects the calculation of earnings per share under SFAS No. 128:

QUARTER ENDED MARCH 31                                  1999                2000
                                                        ----                ----
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income ..................................         $      293         $      167
DIVIDED BY:
Weighted average common shares ..............          6,479,800          6,479,800
                                                      ----------         ----------
Basic Earnings per share ....................         $     0.05         $     0.03
                                                      ==========         ==========
DILUTED EARNINGS PER SHARE:
Net income ..................................         $      293         $      167
DIVIDED BY:
Weighted average common shares ..............          6,479,800          6,479,800
Dilutive effect of options ..................                848             76,650
                                                      ----------         ----------
Dilutive average common shares ..............          6,480,648          6,556,450
Diluted earnings per share ..................         $     0.05         $     0.03
                                                      ==========         ==========


         The exercise price of stock options to purchase an aggregate of 403,500 and 405,000 shares in 1999 and 2000, respectively is less than the average stock price for the period and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 1 of this report.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements that involve substantial known and unknown risks and uncertainties that may cause the financial condition and results of operations of the Company to be materially different from any future condition or results of operation suggested or implied by such forward-looking statements. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations specifically immigration laws, competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company's marketing efforts and the demand for outsourced IT professionals. Due to these factors, the Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.


OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided on a time-and-materials basis to client-managed projects, UBICS also provides services on a fixed price basis in areas relating to web design and development with UBICS IT professionals providing integral support as project team members. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billings of its IT professionals. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of March 31, 2000, 64 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 75 subcontractors located worldwide. Approximately 41% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended March 31, 2000. As of March 31, 2000, IT professionals deployed from subcontractors comprised 112 of the Company's 300 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 466 clients in a range of industries and currently has IT professionals deployed at over 186 of these clients. Although the Company's five largest clients accounted for approximately 20% of revenues for the first three months of 2000, this revenue concentration has been declining since the Company's inception. The Company believes that the continuing growth in its client base and revenues would further reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

                                           PERCENTAGE OF REVENUES
                                           ----------------------
                                                 THREE MONTHS
                                               ENDED MARCH 31,
                                               ---------------
                                             1999          2000
                                             ----          ----
Revenues ........................           100.0%         100.0%
Cost of revenues ................            72.8           73.7
                                            -----          -----
Gross profit ....................            27.2           26.3
Selling, general and
   administrative expense .......            23.4           25.1
                                            -----          -----

Income from operations ..........             3.8            1.2
Interest income .................             1.4            1.7
                                            -----          -----
Income before income taxes ......             5.2            2.9
                                            -----          -----
Provision for income taxes ......             2.0            1.1
                                            -----          -----
Net income ......................             3.2%           1.8%
                                            =====          =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Revenues

         Revenues for the quarter ended March 31, 2000 were $9.2 million, compared to $9.1 million for the quarter ended March 31, 1999, an increase of $0.1 million, or 1.7%. The increase in revenues was due to a 6% increase in the number of IT professionals deployed to provide services to new and existing clients.

Gross Profit

         Gross profit for the first quarter of 2000 was $2.4 million, compared to $2.5 million for the first quarter of 1999, a decrease of $43,000, or 1.8%. Gross profit as a percentage of revenues decreased to 26.3% for the first quarter of 2000, compared to 27.2% for the first quarter of 1999. The decrease in gross profits as a percentage of revenues was due to an 100% increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended March 31, 2000 was $2.3 million, compared to $2.1 million for the same quarter of 1999, an increase of $187,000, or 8.7%. Selling, general and administrative expense as a percentage of revenues increased to 25.1% for the first quarter of 2000 from 23.4% for the first quarter of 1999. The increase in expense was primarily due to increases in costs to support the Company's growth, including a $150,000 increase in salaries and commissions paid to employees.

Interest Income

         Interest income for the first quarter of 2000 was $158,000, compared to interest income of $130,000 for the first three months of 1999. The increase resulted from the reinvestment of interest earned on short-term investments.

Provision for Income Taxes

         The Company's effective tax rate was 38.8% for the quarter ended March 31, 2000 compared to 38.3% for the quarter ended March 31, 1999.


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

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $35,000 for the first three months of 2000 compared to net cash generated by operating activities of $218,000 for the same period in 1999.

         Capital expenditures for the first three months of 2000 and 1999 were $172,000 and $136,000, respectively. The Company intends to use approximately $2.0 million of the remaining net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 2000 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999.

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal years beginning after June 15, 2000.

         The Company does not believe there will be a material impact on the financial statements related to this FASB.


YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company did not experience any adverse consequences resulting from the date change on January 1, 2000. However, there can be no assurance that such adverse consequences will not occur at a later date. Management believes that the risk of disruption from any future year 2000-related failures is minimal. The cost of the Company's year 2000 compliance program has not had a material effect on the Company's results of operations or liquidity. To date, the Company has not incurred significant costs with respect to its year 2000 compliance efforts, and anticipates that total expenses will not exceed $10,000.


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

         In the current federal fiscal year, and in future years where the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected.

         The U.S. Government, in connection with its increase in the limit on H-1B permits, also imposed a fee to be paid by companies for new approvals and for renewals. UBICS does not anticipate that the imposition of such fees will have a material adverse impact on its results of operations.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                   Underwriting discounts                      $1,050,000
                   Finder's fees                                       --
                   Expenses paid to or for underwriters                --
                   Other expenses                                 775,000
                                                               ----------
                             Total                             $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                   Construction of plant, building                     $0
                     and facilities
                   Purchase and installation of machinery       2,406,000
                     and equipment
                   Acquisition of other business(es)                    0
                   Repayment of indebtedness                      775,000
                   Working capital                                      0
                   Temporary investments*                       9,994,000
                   Other purposes                                       0
                                                             ------------
                            Total                             $13,175,000

--------------

*Such amount is currently invested in a nine-month ready access certificate of deposit with PNC Bank.

Item 3.  Defaults Upon Senior Securities -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- Not applicable

Item 5.  Other Information -- Not applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         3(i)     Amended and Restated Certificate of Incorporation of UBICS,
                  Inc. (1)

         3(ii)    Amended and Restated Bylaws of UBICS, Inc. (1)

         10.1     UBICS, Inc. 1997 Stock Option Plan (2)

         10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (3)

         10.3     Employment Agreement between the Registrant and Vijay Mallya
                  (3)

         10.4     Employment Agreement between the Registrant and Manohar B.
                  Hira (3)

         10.5     Employment Agreement between the Registrant and O'Neil
                  Nalavadi (3)

         10.6     Employment Agreement between the Registrant and Babu Srinivas
                  (3)

         10.7 Employment Agreement dated September 1, 1999 between the Registrant and Dennis M. Stocker (4)

         10.8 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (5)

         10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

         10.10    Form of Director Indemnification Agreement (3)

         10.11 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of American, Inc. (3)

         10.12 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

         10.13 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

         10.14 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

         10.15 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

         10.16 Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

         10.17 Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

         10.18 Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira

         10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani

         10.20 Agreement dated August 20, 1999 between the Company and Patrick Ghilani

         10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas

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

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.



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


Date:   May 15, 2000

                                            By: /s/Manohar B. Hira
                                                ----------------------------
                                                Manohar B. Hira
                                                President


                                            By: /s/Babu Srinivas
                                                ----------------------------
                                                Babu Srinivas
                                                Vice President - Finance and
                                                Acting Chief Financial Officer

                                  EXHIBIT INDEX

No.      Description                                                      Page
---      -----------                                                      ----

3(i)     Amended and Restated Certificate of Incorporation of UBICS,
         Inc. (1)

3(ii)    Amended and Restated Bylaws of UBICS, Inc. (1)

10.1     UBICS, Inc. 1997 Stock Option Plan (2)

10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (3)

10.3     Employment Agreement between the Registrant and Vijay Mallya (3)

10.4     Employment Agreement between the Registrant and Manohar B.
         Hira (3)

10.5     Employment Agreement between the Registrant and O'Neil
         Nalavadi (3)

10.6     Employment Agreement between the Registrant and Babu
         Srinivas (3)

10.7     Employment Agreement dated September 1, 1999 between the
         Registrant and Dennis M. Stocker (4)

10.8 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (5)

10.9 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

10.10    Form of Director Indemnification Agreement (3)

10.11    Form of Sublease and Consent among the Company, Marin
         Executive Park and United Breweries of American, Inc. (3)

10.12 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

10.13 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

10.14 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

10.15 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

10.16 Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

10.17 Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

10.18 Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar
         B. Hira

10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilari

10.20    Agreement dated August 20, 1999 between the Company and Patrick
         Ghilari

10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas

27       Financial Data Schedule


------------

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

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.