Form 10-Q
period 2000-06-30
UBICS INC
filed 2000-08-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                Class                            Outstanding at August 10, 2000
                -----                            ------------------------------

     Common Stock, $.01 par value                          7,012,151

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1999 and June 30, 2000

         Statements of Operations for the three months ended June 30, 1999 and 2000, and the six months ended June 30, 1999 and 2000

         Statements of Cash Flows for the six months ended June 30, 1999 and
         2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,      JUNE 30,
                                                                    1999             2000
                                                                 ---------------------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                   $ 12,027         $ 11,225
     ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
        DOUBTFUL ACCOUNTS OF $885
        AND $1,060, RESPECTIVELY                                    4,103            3,976
     UNBILLED RECEIVABLES                                           2,363            3,514
     EMPLOYEE ADVANCES                                                 52               80
     PREPAIDS AND OTHER                                               299              490
     DEFERRED TAX ASSET                                               495              495
                                                                 --------         --------
         TOTAL CURRENT ASSETS                                      19,339           19,780
                                                                 --------         --------
PROPERTY AND EQUIPMENT:
     LEASEHOLD IMPROVEMENT                                             40               40
     VEHICLES                                                          89               89
     COMPUTER EQUIPMENT AND SOFTWARE                                1,732            1,964
     FURNITURE AND FIXTURES                                           662              672
     OFFICE AND OTHER EQUIPMENT                                        42               46
                                                                 --------         --------
     TOTAL PROPERTY AND EQUIPMENT                                   2,565            2,811
ACCUMULATED DEPRECIATION                                             (470)            (639)
                                                                 --------         --------
     NET PROPERTY AND EQUIPMENT                                     2,095            2,172
                                                                 --------         --------
OTHER LONG TERM ASSETS                                                250              983
                                                                 --------         --------
       TOTAL ASSETS                                              $ 21,684         $ 22,935
                                                                 --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                               1,981            2,039
     PAYROLL LIABILITIES                                            1,717            2,191
     OTHER CURRENT LIABILITIES                                         97              672
     DUE TO AFFILIATES, NET                                            --               74
                                                                 --------         --------
     TOTAL LIABILITIES                                              3,795            4,976
                                                                 --------         --------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
        SHARES AUTHORIZED, NO SHARES ISSUED AND
        OUTSTANDING                                                    --               --
     COMMON STOCK, $.01 PAR VALUE, 20,000,000
        SHARES AUTHORIZED, 6,500,000 SHARES
        ISSUED                                                         65               65
ADDITIONAL PAID-IN CAPITAL                                         13,160           13,412
TREASURY STOCK - 20,200 SHARES,  AT COST                             (100)            (100)
                                                                 --------         --------
RETAINED EARNINGS                                                   4,764            4,582
     TOTAL STOCKHOLDERS' EQUITY                                    17,889           17,959
                                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 21,684         $ 22,935
                                                                 ========         ========




    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       Three Months                            Six Months
                                                      Ended June 30,                         Ended June 30,
                                            -----------------------------------------------------------------------

                                               1999                2000                1999                2000
                                            (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                            -----------------------------------------------------------------------

Revenues                                    $     9,632         $    10,123         $    18,717         $    19,367
Cost of revenues                                  6,983               7,345              13,593              14,157
                                            -----------         -----------         -----------         -----------
  Gross profit                                    2,649               2,778               5,124               5,210
Selling, general and
  administrative expense                          2,146               3,309               4,276               5,626
Merger related expenses                             869                  --                 869                  --
                                            -----------         -----------         -----------         -----------
Income / ( Loss ) from operations                  (366)               (531)                (21)               (416)
Interest income, net                                130                 171                 260                 329
                                            -----------         -----------         -----------         -----------
Income / (Loss ) before income taxes               (236)               (360)                239                 (87)
Provision (Credit) for income taxes                 (80)                (11)                102                  95
                                            -----------         -----------         -----------         -----------
  Net income / ( Loss )                     $      (156)        $      (349)        $       137         $      (182)
                                            ===========         ===========         ===========         ===========
Basic and diluted earnings / (Loss)         $     (0.02)        $     (0.05)        $      0.02         $     (0.03)
  per share                                 ===========         ===========         ===========         ===========

Weighted average shares                       6,479,800           6,479,800           6,479,800           6,479,800
  outstanding


Diluted average shares                        6,479,800           6,479,800           6,479,800           6,479,800
   outstanding







    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                        Six Months
                                                      Ended June 30,
                                                --------------------------
                                                  1999             2000
                                                --------------------------
Cash flows from operating activities:
  Net income / ( Loss )                         $    137         $   (182)
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                    134              169
     Stock based compensation                         --              252
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                     (783)             127
       Unbilled receivables                          235           (1,151)
       Employee advances                              51              (28)
       Other long term assets                        (50)            (733)
       Due to affiliates, net                        (32)              74
       Deferred tax asset                            (53)              --
       Prepaids and other                           (462)            (191)
       Accounts payable                              318               58
       Payroll liabilities                           400              474
       Accrued taxes and other
          current liabilities                        593              575
                                                --------         --------
     Net cash (used) provided by
       operating activities                          488             (556)
                                                --------         --------

Cash flows from investing activities:
  Purchases of property and
     equipment                                      (298)            (246)
                                                --------         --------
     Net cash used by investing
       activities                                   (298)            (246)
                                                --------         --------

Net increase (decrease) in cash and cash
  equivalents                                        190             (802)
Cash and cash equivalents, at
  beginning of period                             11,470           12,027
                                                --------         --------
Cash and cash equivalents, at
  end of period                                 $ 11,660         $ 11,225
                                                ========         ========

Supplemental data:
  Cash payments for income taxes                $    744         $    212


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION:

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


3.  RELATED PARTY TRANSACTIONS:

     As of June 30, 2000, the Company had a net payable to the UB Group, totaling $74, resulting from share of rent payable to the UB Group for premises occupied by the Company in Sausalito, California and Bangalore, India.

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


    The following table reflects the calculation of earnings per share under SFAS No. 128:

      THREE MONTHS ENDED JUNE 30                                 1999          2000
      (Dollars in thousands, except per share data)

      BASIC EARNINGS PER SHARE
      Net income/(loss)                                             (156)         (349)
      DIVIDED BY:
      Weighted average common shares                           6,479,800     6,479,800
      Basic earnings (loss) per share                              (0.02)        (0.05)
                                                             -----------   -----------

      DILUTED EARNINGS PER SHARE:
      Net income/(loss)                                             (156)         (349)
      DIVIDED BY:
      Weighted average common shares                           6,479,800     6,479,800
      Dilutive effect of options                                      --            --
                                                             -----------   -----------
      Dilutive average common shares                           6,479,800     6,479,800
      Diluted earnings/(loss) per share                            (0.02)        (0.05)




      SIX MONTHS ENDED JUNE 30                                    1999          2000
      (Dollars in thousands, except per share data)

      BASIC EARNINGS PER SHARE
      Net income/(loss)                                              137          (182)
      DIVIDED BY:
      Weighted average common shares                           6,479,800     6,479,800
      Basic earnings per share                                      0.02         (0.03)
                                                             -----------   -----------

      DILUTED EARNINGS PER SHARE:
      Net income/(loss)                                              137          (182)
      DIVIDED BY:
      Weighted average common shares                           6,479,800     6,479,800
      Dilutive effect of options                                      --            --
                                                             -----------   -----------
      Dilutive average common shares                           6,479,800     6,479,800
      Diluted earnings/(loss) per share                             0.02         (0.03)

    The exercise price of stock options to purchase an aggregate of 418,000 shares for the three months and six months ended June 30, 1999 and 411,000 shares for the comparable period in 2000, respectively, is less than the average stock price for the period and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

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


OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. The Company currently has offices in the Pittsburgh, Pennsylvania and San Francisco, California areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of June 30, 2000, 64 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 75 subcontractors located worldwide. Approximately 39% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended June 30, 2000. As of June 30, 2000, IT professionals deployed from subcontractors comprised 110 of the Company's 310 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 500 clients in a range of industries and currently has IT professionals deployed at over 212 of these clients. The Company's five largest clients accounted for approximately 22% of revenues for the second quarter of 2000. While this revenue concentration has remained fairly constant over the last four quarters, the Company believes that continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                THREE MONTHS                    SIX MONTHS
                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                               --------------                 --------------
                                            1999            2000           1999           2000
                                            ----            ----           ----           ----

Revenues ..........................         100.0%         100.0%         100.0%         100.0%
Cost of revenues ..................          72.5           72.6           72.6           73.1
                                            -----          -----          -----          -----
Gross profit ......................          27.5           27.4           27.4           26.9
Selling, general and
  administrative expense ..........          22.3           32.7           22.9           29.0
Merger related expenses ...........           9.0             --            4.6             --
                                            -----          -----          -----          -----
Income (Loss) from operations .....          (3.8)          (5.3)          (0.1)          (2.1)
Interest income, net ..............           1.4            1.7            1.4            1.7
                                            -----          -----          -----          -----
Income (Loss) before income taxes .          (2.4)          (3.6)           1.3           (0.4)
Provision (credit) for income taxes          (0.8)          (0.2)           0.6            0.5
                                            -----          -----          -----          -----
Net income (loss) .................          (1.6)%         (3.4)%          0.7%          (0.9)%
                                            =====          =====          =====          =====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Revenues

         Revenues for the quarter ended June 30, 2000 were $10.1 million, compared to $9.6 million for the quarter ended June 30, 1999, an increase of $0.5 million, or 5%. The increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients.

Gross Profit

         Gross profit for the second quarter of 2000 was $2.8 million, compared to $2.6 million for the second quarter of 1999, an increase of $0.2 million, or 5%. Gross profit as a percentage of revenues decreased to 27.4% for the second quarter of 2000, compared to 27.5% for the second quarter of 1999. The decrease in gross profit as a percentage of revenues was due to an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended June 30, 2000 was $3.3 million, compared to $2.1 million for the same quarter of 1999, an increase of $1.2 million, or 54%. Selling, general and administrative expense as a percentage of revenues increased to 32.7% for the second quarter of 2000. These expenses were from 22.3% for the second quarter of 1999. The increase in expense was primarily due to one-time expenses aggregating $0.9 million. These expenses were $0.5 million payable to the Company's former Chief Executive Officer as part of his severance agreement, $0.1 million paid to the Company's new Chief Executive Officer as a signing bonus pursuant to his employment agreement and $0.35 million representing the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

Merger related expenses

         Merger related expenses for the quarter ended June 30, 1999 were $0.9 million. These expenses as a percentage of revenue were as 9.0%. These expenses relate to the aborted acquisition of privately held R Systems, Inc and are one-time in nature.

Interest Income Net

         Interest income for the second quarter of 2000 was $171,000, compared to interest income of $130,000 for the second quarter of 1999. The increase resulted from reinvesting of interest earned on the short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 3.1% for the first quarter ended June 30, 2000 compared to 33.8% for the quarter ended June 30, 1999. The reduction is mainly due to certain expenses not considered to be expenses for tax purposes for the quarter ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Revenues

         Revenues for the six months ended June 30, 2000 were $19.4 million, compared to $18.7 million for the six months ended June 30, 1999, an increase of $0.7 million, or 3%. The increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients.

Gross Profit

         Gross profit for the first six months of 2000 was $5.2 million, compared to $5.1 million for the first six months of 1999, an increase of $0.1 million, or 2%. Gross profit as a percentage of revenues decreased to 26.9% for the six months ended June 30 2000, compared to 27.4% for the same period of 1999. The decrease in gross profits as a percentage of revenues was due to an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the six months ended June 30, 2000 was $5.6 million, compared to $4.3 million for the same period of 1999, an increase of $1.3 million or 32%. Selling, general and administrative expense as a percentage of revenues increased to 29.0% for the six months ended June 30, 2000 from 22.9% for the six months ended June 30, 1999. The increase in expense was primarily due to one-time expenses aggregating $0.9 million. These expenses were $0.5 million payable to the Company's former Chief Executive Officer as part of his severance agreement, $0.1 million paid to the Company's new Chief Executive Officer as a signing bonus pursuant to his employment agreement and $0.35 million representing the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

Merger related expenses

         Merger related expenses for the six months ended June 30, 1999 were $0.9 million. These expenses as a percentage of revenue were 4.6%. These expenses relate to the aborted acquisition of privately held R Systems, Inc and are one-time in nature.

Interest Income Net

         Interest income for the first six months of 2000 was $329,000, compared to interest income of $260,000 for the first six months of 1999. The increase resulted from reinvesting of interest earned on the short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 109.2% for the six months ended June 30, 2000 compared to 42.7% for the six months ended June 30, 1999. The reduction is mainly due to certain expenses not considered to be expenses for tax purposes for the quarter ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company generated net proceeds of approximately $13.2 million from its underwritten initial public offering of 1,500,000 shares of Common Stock (the "Offering"). The Company used approximately $775,000 of the net proceeds of the Offering to repay its outstanding indebtedness under a $1,000,000 Committed Line of Credit from PNC Bank, National Association. The Company also has used a portion of the net proceeds of the Offering for general corporate purposes and intends to use a portion of such net proceeds for the capital expenditures described below.

         The Company's principal uses of cash have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $808,000 for the first six months of 2000 compared to net cash generated by operating activities of $488,000 for the same period in 1999.

         Capital expenditures for the first six months of 2000 and 1999 were $246,000 and $298,000, respectively. The Company intends to use approximately $2.0 million of the remaining net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 2000 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. This SAB must be adopted by the Company by December 31, 2000. While the Company has not completed the review of the effect of the SAB, management does not presently believe that its adoption will have a significant impact on financial position or results of operations.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                         Underwriting discounts                   $1,050,000
                         Finder's fees                                    --
                         Expenses paid to or for underwriters             --
                         Other expenses                              775,000
                                                                  ----------
                         TOTAL                                    $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                         Construction of plant, building                  $0
                           and facilities
                         Purchase and installation of machinery    2,851,000
                           and equipment
                         Acquisition of other business(es)                 0
                         Repayment of indebtedness                   775,000
                         Working capital                                   0
                         Temporary investments*                    9,549,000
                         Other Purposes                                    0
                                                                 -----------
                         Total                                   $13,175,000


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

         10.14 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

         10.15 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

         10.16 Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

         10.17 Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

         10.18 Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (8)

         10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani (8)

         10.20 Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

         10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas (8)

         10.22 Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage

         10.22 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc.

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.



(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UBICS, Inc.
                              (Registrant)


Date: August 14, 2000

                              By: /s/Robert C. Harbage
                                  -----------------------------
                                       Robert C. Harbage
                                       President


                              By: /s/Babu Srinivas
                                  -----------------------------
                                       Babu Srinivas
                                       Vice President - Finance and Acting Chief
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

         10.14    Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International
                  Limited (3)

         10.15    Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

         10.16    Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the
                  Company and Manohar B. Hira (7)

         10.17    Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

         10.18    Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (8)

         10.19    Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani (8)

         10.20    Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

         10.21    Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu
                  Srinivas (8)

         10.22    Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage

         10.23    Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative,
                  Inc. and the Shareholders of Cobalt Creative, Inc.

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.