Form 10-Q
period 2000-09-30
UBICS INC
filed 2000-11-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ---------------------

                         Commission file number  0-23239
                                                ---------

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

   333 TECHNOLOGY DRIVE, SUITE 210 SOUTHPOINTE, CANONSBURG, PENNSYLVANIA 15317
   ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                           Outstanding at October 31, 2000
              -----                           -------------------------------
   Common Stock, $.01 par value                          7,012,151

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1999 and September 30, 2000...........................   3

         Statements of Operations for the three months ended September 30, 1999
         and 2000 and the nine months ended September 30, 1999 and 2000..........................   4

         Statements of Cash Flows for the nine months ended September 30, 1999 and 2000..........   5

         Notes to Unaudited Financial Statements.................................................   6

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition...   8

PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 13

Item 2.  Changes in Securities and Use of Proceeds................................................ 13

Item 3.  Defaults upon Senior Securities.......................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders...................................... 14

Item 5.  Other Information........................................................................ 14

Item 6.  Exhibits and Reports on Form 8-K......................................................... 14

SIGNATURES........................................................................................ 17

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   1999             2000
                                                               ------------    -------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                   $ 12,027         $ 10,613
     Accounts receivable, net of allowance for
        doubtful accounts of $885
        and $1,100, respectively                                    4,103            5,127
     Unbilled receivables                                           2,363            3,759
     Employee advances                                                 52               99
     Prepaids and other                                               299              370
     Deferred tax asset                                               495              495
                                                                 --------         --------
         Total current assets                                      19,339           20,463
                                                                 --------         --------
Property and equipment:
     Leasehold improvement                                             40               40
     Vehicles                                                          89               89
     Computer equipment and software                                1,732            2,161
     Furniture and fixtures                                           662              692
     Office and other equipment                                        42               51
                                                                 --------         --------
     Total property and equipment                                   2,565            3,033
Accumulated depreciation                                             (470)            (741)
                                                                 --------         --------
     Net property and equipment                                     2,095            2,292
                                                                 --------         --------
 Goodwill, net                                                                       1,655
 Other long term assets                                               250              983
                                                                 --------         --------
       Total assets                                              $ 21,684         $ 25,393
                                                                 --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               1,981            2,627
     Payroll liabilities                                            1,717            2,329
     Other current liabilities                                         97              874
     Due to affiliates, net                                            --              108
                                                                 --------         --------
     Total liabilities                                              3,795            5,938
                                                                 --------         --------
 Common stock subject to redemption, 183,200 shares
   issued and outstanding                                                              550
Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000
        shares authorized, no shares issued and
        outstanding                                                    --               --
     Common stock, $.01 par value, 20,000,000
        shares authorized, 6,500,000 shares and
        6,749,121 shares issued, respectively                          65               69
Additional paid-in capital                                         13,160           14,033
Treasury stock - 20,200 shares, at cost                              (100)            (100)
                                                                 --------         --------
Retained earnings                                                   4,764            4,903
                                                                 ========         ========
     Total stockholders' equity                                    17,889           18,905
                                                                 --------         --------
Total liabilities and stockholders' equity                       $ 21,684         $ 25,393
                                                                 ========         ========



    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Three Months                          Nine Months
                                               Ended September 30,                   Ended September 30,
                                           -----------------------------       -----------------------------
                                              1999              2000              1999              2000
                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                           -----------       -----------       -----------       -----------
Revenues                                    $    9,603        $   11,409        $   28,320        $   30,776
Cost of revenues                                 6,893             8,194            20,486            22,351
                                            ----------        ----------        ----------        ----------
  Gross profit                                   2,710             3,215             7,834             8,425
Selling, general and
  administrative expense                         2,254             2,753             6,530             8,378
Merger related expenses                             --                --               869                --
                                            ----------        ----------        ----------        ----------
Income from operations                             456               462               435                47
Interest income (expense), net                     136               159               396               488
                                            ----------        ----------        ----------        ----------
Income before income taxes                         592               621               831               535
Provision for income taxes                         256               302               358               396
                                            ----------        ----------        ----------        ----------
  Net income                                $      336        $      319        $      473        $      139
                                            ==========        ==========        ==========        ==========
Basic and diluted earnings per share        $     0.05        $     0.05        $     0.07        $     0.02
                                            ==========        ==========        ==========        ==========


Weighted average shares outstanding          6,479,800         6,883,954         6,479,800         6,615,501

Diluted average shares outstanding           6,481,234         6,899,290         6,482,153         6,744,655


    The accompanying notes are an integral part of these financial statements

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                        Nine Months
                                                    Ended September 30,
                                                 ---------------------------
                                                    1999            2000
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
Cash flows from operating activities:
  Net income                                      $    473         $    138
  Adjustments to reconcile net
     income to net cash provided by
     operating activities--
     Depreciation                                      204              271
     Amortization of goodwill                                            28
     Stock based compensation                                           252
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                       (631)            (943)
       Unbilled receivables                            144           (1,396)
       Employee advances                                66              (47)
       Other long term asset                           (50)            (733)
       Due to affiliates, net                          (19)             108
       Deferred tax asset                              (53)
       Prepaids and other                             (253)             (65)
       Accounts payable                                669              488
       Payroll liabilities                             414              559
       Accrued taxes and other
          current liabilities                           38              777
                                                  --------         --------
     Net cash (used) provided by
       operating activities                          1,002             (561)
                                                  --------         --------

Cash flows from investing activities:
  Purchases of property and
     equipment                                        (419)            (315)
  Merger related expenses                               --             (388)
                                                  --------         --------
     Net cash used by investing
       activities                                     (419)            (704)
                                                  --------         --------

Net increase (decrease) in cash
  and cash equivalents                                 583           (1,414)
Cash and cash equivalents, at
  beginning of period                               11,470           12,027
                                                  --------         --------
Cash and cash equivalents, at
  end of period                                   $ 12,053         $ 10,613
                                                  ========         ========

Supplemental data:
  Cash payments for income taxes                  $    750         $    750
  Stock issued for purchase of
    Cobalt Creative, Inc.                               --            1,175



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION:

    The financial statements of UBICS, Inc. ("UBICS" or the "Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999 filed on March 30, 2000.


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

3.  RELATED PARTY TRANSACTIONS:

     As of September 30, 2000, the Company had a net payable to the UB Group, totaling $108, resulting from share of rent payable to the UB Group for premises occupied by the Company in Sausalito, California and Bangalore, India.


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

    The following table reflects the calculation of earnings per share under SFAS No. 128:

THREE MONTHS ENDED SEPTEMBER 30                          1999           2000
-------------------------------                        ---------      ---------
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income                                                 $ 336          $ 319
DIVIDED BY:
Weighted average common shares                         6,479,800      6,883,954
Basic earnings per share                                   $0.05          $0.05
                                                       ---------      ---------

DILUTED EARNINGS PER SHARE:
Net income                                                 $ 336          $ 319
DIVIDED BY:
Weighted average common shares                         6,479,800      6,883.954
Dilutive effect of options                                 1,434         15,336
                                                       ---------      ---------
Dilutive average common shares                         6,481,234      6,899,290
Diluted earnings per share                                 $0.05          $0.05




NINE MONTHS ENDED SEPTEMBER 30                              1999           2000
------------------------------                         ---------      ---------
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income                                                 $ 473          $ 139
DIVIDED BY:
Weighted average common shares                         6,479,800      6,615,501
Basic earnings per share                                   $0.07          $0.02
                                                       ---------      ---------

DILUTED EARNINGS PER SHARE:
Net income                                                 $ 473          $ 139
DIVIDED BY:
Weighted average common shares                         6,479,800      6,615,501
Dilutive effect of options                                 2,353        129,154
                                                       ---------      ---------
Dilutive average common shares                         6,482,153      6,744,655
Diluted earnings per share                                 $0.07          $0.02

    The exercise price of stock options to purchase an aggregate of 391,000 shares for the three months and nine months ended September 30, 1999 and 1,111,000 shares and 411,000 shares for the comparable period in 2000, respectively, is less than the average stock price for the period and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

5. ACQUISITION:

    The Company completed the acquisition of Cobalt Creative, Inc., an Arizona corporation, on July 7, 2000 by issuing 432,351 shares of the Company's Common Stock for 100% of Cobalt.

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

OVERVIEW

         UBICS, Inc. ("UBICS" or the "Company"), founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. The Company completed the acquisition of Cobalt Creative, Inc., an Arizona corporation, in July 2000. The Company currently has offices in the Pittsburgh, Pennsylvania, San Francisco, California and Scottsdale, Arizona areas. UBICS is an affiliate of the UB Group, a multinational group of companies headquartered in India (the "UB Group").

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of September 30, 2000, 69 IT professionals, or over one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. Approximately 36% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended September 30, 2000. As of September 30, 2000, IT professionals deployed from subcontractors comprised 122 of the Company's 337 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 550 clients in a range of industries and currently has IT professionals deployed at over 190 of these clients. The Company's five largest clients accounted for approximately 21% of revenues for the third quarter of 2000. While this revenue concentration has remained fairly constant over the last four quarters, the Company believes that continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The

Company's strategy is to continue to provide services to clients across the U.S. in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                     PERCENTAGE OF REVENUES

                                             THREE MONTHS             NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          -------------------     -------------------
                                           1999         2000        1999        2000
                                           -----       -----       -----       -----
         Revenues ...................      100.0%      100.0%      100.0%      100.0%
         Cost of revenues ...........       71.8        71.8        72.3        72.6
                                           -----       -----       -----       -----
         Gross profit ...............       28.2        28.2        27.7        27.4
         Selling, general and
           administrative expense....       23.4        24.2        23.0       27.2
         Merger related expenses ....         --          --         3.1         --
                                           -----       -----       -----       -----
         Income from operations .....        4.8         4.0         1.6         0.2
         Interest income net ........        1.4         1.4         1.4         1.6
                                           -----       -----       -----       -----
         Income before income taxes..        6.2         5.4         3.0         1.8
         Provision for income taxes..        2.7         2.6         1.3         1.3
                                           -----       -----       -----       -----
         Net income .................        3.5%        2.8%        1.7%        0.5%
                                           =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

         Revenues for the quarter ended September 30, 2000 were $11.4 million, compared to $9.6 million for the quarter ended September 30, 1999, an increase of $1.8 million, or 19%. The increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients.

Gross Profit

         Gross profit for the third quarter of 2000 was $3.2 million, compared to $2.7 million for the third quarter of 1999, an increase of $0.5 million, or 19%. Gross profit as a percentage of revenues remained at 28.2% for the two comparable quarters.


Selling, General and Administrative Expense

         Selling, general and administrative expense for the quarter ended September 30, 2000 was $2.8 million, compared to $2.2 million for the same quarter of 1999, an increase of $0.5 million, or 22%. Selling, general and administrative expense as a percentage of revenues increased to 24.2% for the third quarter of 2000 from 23.4% for the third quarter of 1999. The increase in expense was primarily due to greater salary expense due to staff and executive restructurings in 2000.

Interest Income Net

         Interest income for the third quarter of 2000 was $159,000, compared to interest income of $136,000 for the third quarter of 1999. The increase resulted from reinvesting of interest earned on the short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 48.6% for the third quarter ended September 30, 2000 compared to 43.2% for the quarter ended September 30, 1999. The increase is mainly due to book losses in foreign countries and various states offset by the Company establishing valuation allowance against these losses.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

         Revenues for the nine months ended September 30, 2000 were $30.8 million, compared to $28.3 million for the nine months ended September 30, 1999, an increase of $2.5 million, or 9%. The increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients.

Gross Profit

         Gross profit for the first nine months of 2000 was $8.4 million, compared to $7.8 million for the first nine months of 1999, an increase of $0.6 million, or 8%. Gross profit as a percentage of revenues decreased to 27.4% for the nine months ended September 30 2000, compared to 27.7% for the same period of 1999. The decrease in gross profits as a percentage of revenues was due to an increase in the number of employee professionals waiting to be deployed.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the nine months ended September 30, 2000 was $8.4 million, compared to $6.5 million for the same period of 1999, an increase of $1.9 million or 28%. Selling, general and administrative expense as a percentage of revenues increased to 27.2% for the nine months ended September 30, 2000 from 23.0% for the nine months ended September 30, 1999. The increase in expense was primarily due to one-time expenses aggregating $0.9 million and greater salary expense due to staff and executive restructurings in 2000. The one-time expenses included $450,000 payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 paid to the Company's new Chief Executive Officer as a signing bonus pursuant to his employment agreement and $352,000 representing the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

Merger Related Expenses

         Merger related expenses for the nine months ended September 30, 1999 were $0.9 million. These expenses as a percentage of revenue were 3.1%. These expenses relate to the aborted acquisition of privately held R Systems, Inc and are one-time in nature.

Interest Income Net

         Interest income for the first nine months of 2000 was $488,000, compared to interest income of $396,000 for the first nine months of 1999. The increase resulted from reinvesting of interest earned on the short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 74.3% for the nine months ended September 30, 2000 compared to 43.1% for the nine months ended September 30, 1999. The increase is mainly due to book losses in foreign countries and various states offset by the Company establishing valuation allowance against these losses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of $13.2 million generated out of the Company's initial public offering in 1997 (the "Offering") cash have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $710,000 for the first nine months of 2000 compared to net cash generated by operating activities of $1,002,000 for the same period in 1999.

         Capital expenditures for the first nine months of 2000 and 1999 were $315,000 and $419,000, respectively. The Company intends to use approximately $2.0 million of the remaining net proceeds of the Offering to expand its existing operations, including approximately $1.2 million for the expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 2000 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the remaining net proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

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

U.S. REGULATION OF IMMIGRATION

         The Company's services historically have been performed in the U.S. and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 1999, this limit was reached in June and in the federal fiscal year ended September 30, 2000, this limit was reached in March. The inability to obtain additional H-1B permits during the federal fiscal years ended September 30, 1999 and 2000 resulted in increased use of subcontractor professionals by UBICS.

         In October 2000, the U.S. government increased the limit of new H-1B permits to 195,000 for each of the next three federal fiscal years starting from fiscal year 2001.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                        Underwriting discounts                       $1,050,000
                        Finder's fees                                        --
                        Expenses paid to or for underwriters                 --
                        Other expenses                                  775,000
                                                                     ----------
                        TOTAL                                        $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                        Construction of plant, building
                          and facilities                                     $0
                        Purchase and installation of machinery
                          and equipment                               3,205,000
                        Acquisition of other business(es)                     0
                        Repayment of indebtedness                       775,000
                        Working capital                                       0
                        Temporary investments*                        9,195,000
                        Other Purposes                                        0
                                                                    -----------
                        Total                                       $13,175,000


------------
* Approximately $5,500,000 of such amount is currently invested in a Prudential money market mutual fund with the balance invested in certificates of deposit with PNC Bank.

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

         10.18    Amendment No. 3 to Agreement of Severance Waiver and Release dated as of
                  March 31, 1999 between the Company and Manohar B. Hira (8)

         10.19    Employment Agreement dated June 22, 1998 between the Company and
                  Patrick Ghilani (8)

         10.20    Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

         10.21    Amendment to Employment Agreement dated as of January 1, 2000 between the
                  Company and Babu Srinivas (8)

         10.22    Employment Agreement dated June 7, 2000 between the Company and Robert C.
                  Harbage (9)

         10.22    Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company,
                  Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

         27       Financial Data Schedule



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

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UBICS, Inc.
                                      (Registrant)


Date:  November 14, 2000

                                       By: /s/ Robert C. Harbage
                                          ------------------------------------
                                                Robert C. Harbage
                                                President


                                       By: /s/ Babu Srinivas
                                          ------------------------------------
                                                Babu Srinivas
                                                Vice President - Finance and
                                                Acting Chief Financial Officer

                                  EXHIBIT INDEX

No.      Description                                                                               Page
---      -----------                                                                               ----
         3(i)     Amended and Restated Certificate of Incorporation of UBICS, Inc. (1)

         3(ii)    Amended and Restated Bylaws of UBICS, Inc. (1)

         10.1     UBICS, Inc. 1997 Stock Option Plan (2)

         10.2     Noncompetition Agreement dated October 27, 1997 among the Company, Vijay
                  Mallya and UB Information Consultancy Services ,  Ltd. (3)

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

         10.14    Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and
                  UB International Limited (3)

         10.15    Lease Agreement dated June 30, 1998 between the Company and Stealth Technology
                  Associates (6)

         10.16    Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

         10.17    Amendment No. 2 to Agreement of Severance Waiver and Release dated as of
                  March 31, 1999 between the Company and Manohar B. Hira (7)

                                  EXHIBIT INDEX

No.      Description                                                                               Page
---      -----------                                                                               ----
         10.18    Amendment No. 3 to Agreement of Severance Waiver and Release dated as of
                  March 31, 1999 between the Company and Manohar B. Hira (8)

         10.19    Employment Agreement dated June 22, 1998 between the Company and
                  Patrick Ghilani (8)

         10.20    Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

         10.21    Amendment to Employment Agreement dated as of January 1, 2000 between the
                  Company and Babu Srinivas (8)

         10.22    Employment Agreement dated June 7, 2000 between the Company and
                  Robert C. Harbage (9)

         10.22    Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company,
                  Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

         27       Financial Data Schedule


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

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.