Form 10-Q/A
period 2000-09-30
UBICS INC
filed 2000-12-22
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                             INTRODUCTORY STATEMENT

         By this amendment, UBICS, Inc. ("UBICS" or the "Company") hereby corrects the Statements of Cash Flows table that was set forth in Part I, Item 1 of the Form 10-Q for the period ended September 30, 2000 and filed with the Commission on November 14, 2000. The following table restates the Statements of Cash Flows table in its entirety.

                                  UBICS, INC.

                                  Form 10-Q/A

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Cash Flows for the nine months ended September 30, 1999 and 2000

SIGNATURES

                                   UBICS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          Nine Months
                                                      Ended September 30,
                                                  ----------------------------
                                                      1999          2000
                                                  (Unaudited)    (Unaudited)
                                                  ------------- --------------
      Cash flows from operating activities:
        Net income                                  $     473     $     139
        Adjustments to reconcile net
           income to net cash provided by
           operating activities--
           Depreciation                                   204           271
           Amortization of goodwill                                      28
           Stock based compensation                                     252
           Changes in operating assets and
             liabilities--
             Accounts receivable, net                    (631)         (943)
             Unbilled receivables                         144        (1,396)
             Employee advances                             66           (47)
             Other long term asset                        (50)         (733)
             Due to affiliates, net                       (19)          108
             Deferred tax asset                           (53)
             Prepaids and other                          (253)          (65)
             Accounts payable                             669           489
             Payroll liabilities                          414           559
             Accrued taxes and other
                current liabilities                        38           628
                                                    ---------     ---------
           Net cash (used) provided by
             operating activities                       1,002          (710)
                                                    ---------     ---------

      Cash flows from investing activities:
        Purchases of property and
           equipment                                     (419)         (316)
        Merger related expenses                           ---          (388)
                                                    ---------     ---------
           Net cash used by investing
             activities                                  (419)         (704)
                                                    ---------     ---------

      Net increase (decrease) in cash
        and cash equivalents                              583        (1,414)
      Cash and cash equivalents, at
        beginning of period                            11,470        12,027
                                                    ---------     ---------
      Cash and cash equivalents, at
        end of period                               $  12,053     $  10,613
                                                    =========     =========
      Supplemental data:
        Cash payments for income taxes              $     750     $     277
        Stock issued for purchase of Cobalt
        Creative, Inc.                                    ---         1,175

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 19, 2000


                                       UBICS, Inc.
                                       (Registrant)


                                       By: /s/Robert C. Harbage
                                           -----------------------------
                                           Robert C. Harbage
                                           President


                                       By: /s/Babu Srinivas
                                           ------------------------------
                                           Babu Srinivas
                                           Vice President - Finance and
                                           Acting Chief Financial Officer