Form 10-K
period 2000-12-31
UBICS INC
filed 2001-04-02
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 15, 2001 (based on the closing price of such stock on the Nasdaq National Market on such date) was $10,959,992

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2000 was 7,012,151.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K:

   Proxy Statement relating to 2001 Annual Meeting of Stockholders (Part III)

                                   UBICS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I

Item 1.           Business                                                                         1

Item 2.           Properties                                                                       7

Item 3.           Legal Proceedings                                                                8

Item 4.           Submission of Matters to a Vote of Security Holders                              8

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters            8

Item 6.           Selected Financial Data                                                         10

Item 7.           Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                         11

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                       15

Item 8.           Financial Statements                                                            15

                  Consolidated Balance Sheets as of December 31, 1999
                  and December 31, 2000                                                           18

                  Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1999 and 2000                                                19

                  Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended December 31, 1998, 1999 and 2000                                20

                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1999 and 2000                                                21

                  Notes to Financial Statements                                                   22

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            29

PART III

Item 10.          Directors and Executive Officers of the Registrant                              29

Item 11.          Executive Compensation                                                          29

Item 12.          Security Ownership of Certain Beneficial Owners and Management                  29

Item 13.          Certain Relationships and Related Transactions                                  29

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                 29

SIGNATURES

PART I

ITEM 1.  BUSINESS

SUMMARY

    UBICS, Inc. ("UBICS" or the "Company") provides information technology ("IT") professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. Over the last three years, the Company's revenues have grown from $30.3 million for 1998 to $42.3 million for 2000. During 2000, UBICS provided IT professional services to more than 190 clients in a range of industries and locations. The Company's clients include Advance Auto Parts, Caterpillar, El Paso Natural Gas, Fruit of the Loom, State Farm and The Hartford. UBICS' high standards for responsiveness and service quality promote growing client relationships and recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 285 IT professionals deployed with its clients in the U.S.

    One of the key factors supporting UBICS' growth has been its ability to recruit and deploy, on short notice, skilled IT professionals. The Company recruits IT professionals from India and other countries worldwide. In order to ensure a continuous supply of IT professionals the Company has established a recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and an expansion was completed in 1999. The Company uses this center to enhance its recruiting efforts and to train its IT professionals prior to placement. The Company also selectively uses the substantial resources and established reputation of the UB Group, to support its recruiting efforts. The UB Group is a multinational group of companies headquartered in Bangalore, India with operations in Asia, the Far East, the Middle East, Africa, Europe and the U.S. The UB Group consists of companies under the control of Vijay Mallya, Chairman of the Company and the indirect beneficial owner of approximately 55% of the outstanding shares of common stock of the Company. Companies in the UB Group are principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products and in the hotel and resort business. The worldwide revenue of the companies in the UB Group is currently approximately $2 billion per annum.

    The Company completed the acquisition of Cobalt Creative, Inc. in July 2000. The Company currently has offices in the Pittsburgh, Pennsylvania, San Francisco, California and Scottsdale, Arizona areas.


SERVICES

    The Company's IT professionals help clients identify, analyze and solve data processing and computing problems in such areas as: (i) client/server design and development; (ii) ERP package implementation and customization; (iii) e-commerce applications design and development; (iv) applications maintenance programming; and (v) database and systems administration. These services are provided in a variety of computing environments utilizing leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, computer-aided software engineering ("CASE") tools, ERP packages, groupware and advanced networking and communications technologies. The Company's engagements cover every aspect of the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support.

    The majority of the Company's services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client's project team. The Company's UB Interactive Division & Cobalt subsidiary provides web-site design services on a fixed-price basis. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of three months in duration involving a single IT professional to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that cannot be quickly replaced.

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

    The Company's UB Interactive Division and Cobalt Creative subsidiary provide a complete cycle of service, from strategic planning and project management, to the creative and technical services required in the areas of website design and development, digital media, corporate design and branding, e-commerce and virtual tours. While most of this work is done at UBICS' facilities in Canonsburg, Pennsylvania and Scottsdale, Arizona, customer participation is generally very high. Customers seeking these services range from small start-ups to niche firms to large companies. The project length and scope can range from one week to year long development and marketing campaigns.

    The Company's services are described below:

- ------------------------------- ----------------------------------- -----------------------------
        UBICS SERVICES                    METHODS/TOOLS                     DESCRIPTION
- ------------------------------- ----------------------------------- -----------------------------
Client/Server Design and        o  Tools/Languages:                 o System design
Development                        PowerBuilder, Visual Basic,      o Requirements analysis and
                                   Developer 2000, Delphi, SQL         definition
                                   Windows, Visual C++, Java,       o Data modeling
                                   Lotus Notes, Smalltalk           o Prototyping
                                                                    o Development
                                o  Databases: Oracle,               o Testing and
                                   Informix, Sybase, SQL Server,       implementation
                                   Unify                            o Network design
                                                                    o Internet/intranet
                                o  CASE Tools: ER-Win,                 solutions
                                   Designer 2000, IEF               o Legacy transformation/
                                                                      data porting

- ------------------------------- ----------------------------------- -----------------------------
ERP Package Implementation      o  ERP Packages: Baan,              o Implementation of
and Customization                  PeopleSoft, Oracle, SAP             packaged
                                                                       software solutions
                                                                    o Customization
                                                                    o Integration
                                                                    o Data modeling
                                                                    o System support
                                                                    o Database administration
                                                                    o End-user training

- ------------------------------- ----------------------------------- -----------------------------
E-Commerce / Internet           o  Tools/Languages:                 o Web development, Internet/
                                   Java, Pearl, CGI, Java Beans,       Intranet solutions, Applet
                                   HTML DHTML, ActiveX, ASP, Domino,   Developments, Workflow,
                                   Oracle Webserver                    Firewalls (security)

- ------------------------------- ----------------------------------- -----------------------------
Applications Maintenance        o  Programming environments:        o System design
Programming                        COBOL, CICS, PL/1,               o Development
                                   RPG/400, COBOL/400               o Program conversion
                                                                    o Data conversion
                                o  Databases: DB2, IMS, IDMS        o User interface conversion
                                                                    o Testing and
                                o  Y2K Tools: MicroFocus               implementation
                                   Revolve                          o Date conversion

- ------------------------------- ----------------------------------- -----------------------------
 Database and System            o  Databases: Oracle,               o Database administration
 Administration                    Informix, Sybase, SQL Server,    o Datawarehousing
                                   Unify                            o Network administration
                                                                    o Unix and Windows NT
                                o  Tools: HP OpenView,                System administration
                                   CiscoWorks, Bytex Network
                                   Management System,
                                   AT&T OneVision

- ------------------------------- ----------------------------------- -----------------------------


SALES AND MARKETING

    UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 15 professionals. The Company serves the U.S. market primarily through its headquarters in the Pittsburgh, Pennsylvania area. UBICS leverages the mobility of its IT professionals and its centralized, low-overhead sales and marketing effort to service all areas of the U.S.

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

    While the Company's focus remains on expanding its sales and marketing efforts in the U.S., it has expanded its international operations by opening its recruiting and training center in India. Because UBICS currently has a sufficient supply of IT professionals awaiting deployment, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (other than stated above).

    In addition to UBICS' pursuit of new clients, the Company actively markets its services to its existing clients, seeking to proactively meet the needs of its clients and maximize placement success. The Company's success in developing and retaining clients is due, in large part, to its ability to maintain a continuous supply of qualified IT professionals. This is made possible by the Company's extensive network of nearly 80 subcontracting firms from which it can source qualified IT professionals to supplement, if necessary, its employed IT professionals. The Company believes that this network of subcontractors provides the Company with a significant sales and marketing advantage. The Company's relationship with these subcontractors ensures that the Company can effectively meet client needs quickly, thus establishing UBICS as a primary provider of IT professional services.

    The Company's efforts in the area of web design have been towards building a focused and penetrative approach. Utilizing the customer base in all areas of the company, sales managers are compensated based on the development of additional services and products to these customers. Vertical focus areas within commercial real estate, architecture and software are identified through national, regional and local periodicals and research forums. The sales process begins with an initial phone call but outside sales is the primary communication model. A consultative and creative approach is taken to match the Company's services with the immediate needs of the potential customer. Once a formal proposal is submitted and approved, the customer is assigned a full time project manager who is responsible for delivery, quality, budget and coordination. Long term relationships are developed through adherence to strict timelines and quality standards.

CLIENTS

    Substantially all of the Company's clients are large and mid-sized companies, systems integrators or other significant users of IT. During 2000, the Company provided services to over 190 clients in a range of industries in the U.S. During 2000, approximately 20% of the Company's revenues were derived from its top five clients--The Hartford, El Paso Natural Gas, Visual Services, MRJ Technology and Dana Corporation. The Hartford accounted for approximately 6%, 5% and 6% of the Company's revenues for 1998, 1999 and 2000, respectively.

    The following is a partial list of organizations to which the Company has provided, or is providing, services:

      TECHNOLOGY                      RETAIL                     INDUSTRIAL
      ----------                      ------                     ----------
   Access Graphics              Advance Auto Parts              Caterpillar
    Ceridian Corp                Charming Shoppes                ABB Power
         Baan                   Boscov's Department         El Paso Natural Gas
 Computer Associates                  Stores                    Ablestik Labs
Hughes Network Systems                Advent                  Johnson Controls
        Ansys                       Blockbuster               General Electric
        Oracle                                             Alfa Laval Separators

            CONSUMER PRODUCTS               FINANCIAL
            Fruit of the Loom               Associates
               Dow Corning            Ag First Credit Union
             Kent Electronics               GE Capital
           Philips Electronics              State Farm
             Greencheck Fans               The Hartford


    The Company seeks to provide high quality, responsive service in order to maximize its client retention rate and secure follow-on engagements. A significant number of the Company's clients have selected UBICS to provide additional services.

HUMAN RESOURCES

    The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 2000, the Company had 291 IT professionals deployed at client sites. The Company currently has five full-time practice managers, all of whom have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting team dedicated to managing relationships with the Company's network of subcontractors. UBICS takes a proactive approach to recruiting based on skills requirements forecasts. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

    As a result of its relationship with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. The Company has also established a recruiting and training infrastructure in India.

    UBICS employs a stringent selection method that consists of a three-stage interview process. During the first stage, a general interview is conducted to gather background information and references. The candidate next has a technical interview with a technical panel which comprises of experts in their respective skill areas. During the final step, the candidate is interviewed to assess the candidate's client interaction skills and to verify the candidate's suitability for assignment to a project in the U.S.

    The Company believes that the qualifications of its IT professionals give it a competitive edge. To maintain and enhance their skills, UBICS IT professionals attend training workshops and seminars where they learn to use the latest tools and techniques. The Company utilizes its training facility in India, to train UBICS IT professionals in ERP software packages and other higher value-added technologies, and thereby enhance the skill base of such professionals.

    The Company maintains a database which catalogs the technical profiles, location, availability, mobility and other factors relating to available IT professionals. This database enables the Company to quickly identify and deploy appropriate IT professionals for various client engagements.

    The Company's IT professionals typically have Masters or Bachelors degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 2000, the Company had 340 employees comprised of 260 IT professionals, 26 sales and marketing personnel and 54 general and administrative personnel. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

    The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 vendor subcontractors located worldwide. As of December 31, 2000, 99 of its deployed IT professionals, or approximately 34%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company's advantage, however, to maintain this subcontractor network to help meet its clients' needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

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

    The interactive and multimedia market is very diverse and competitive, making it difficult for the various competitors to distinguish themselves. In most regional markets, the Company competes against traditional advertising and IT companies as well as individuals operating out of a small office or home. With this vast difference, competition based on actual capability and depth is often overshadowed by price and relationship. The Company believes that it is well positioned from a pricing and size perspective and its biggest competitive edge is in penetration of services and products within specific industries.

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

         In future years where the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially adversely affected

         The U.S. government in connection with its increase in the limit on H-1B permits, also imposed a fee to be paid by companies for new approvals and for renewals. UBICS does not anticipate that the imposition of such fees will have a material adverse impact on its results of operations.

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


ITEM 2.  PROPERTIES

    The Company's corporate headquarters is located in the Borough of Canonsburg, Pennsylvania, approximately 22 miles south of Pittsburgh, Pennsylvania. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this 22,815 square foot facility which is leased by the Company pursuant to a lease agreement which expires on August 27, 2003. The Company believes that this location has sufficient space for its current and anticipated near-term needs. The Company leases two facilities in Scottsdale, Arizona to house Cobalt Creative's administrative personnel, production team, design team, and sales and marketing personnel. The first facility is approximately 1,400 square foot which is leased pursuant to a lease agreement which expires on December 31, 2001. The second facility of 3,653 square foot is leased by [the Company/by Cobalt?] pursuant to a lease agreement which expires on May 31, 2003. The Company also subleases a 4,439 square foot office in the San Francisco suburb of Sausalito, California for use as a sales and marketing office. The Company subleases this space from a member of the UB Group.

ITEM 3   LEGAL PROCEEDINGS

    The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its 2000 Annual Meeting of Shareholders (the "2000 Annual Meeting") on November 15, 2001.

         (b) Two Directors of the Company, Vijay Mallya and Manohar B. Hira, were elected at the 2000 Annual Meeting to serve a term of three years. Directors whose terms continued after the 2000 Annual Meeting were Robert C. Harbage, Scott R. Heldfond, Christopher C. Melton, Sr., Rahul Merchant, and Kent
D. Price.

         (c) The following matters were voted upon at the 2000 Annual Meeting, with the results indicated:

                  1. Election of Director: The following votes were cast for the nominees standing for election as director of the Company for a three year term:

                  Nominee:                  Vijay Mallya
                  Votes For:                6,480,611
                  Votes Withheld:           358,830

                  Nominee:                  Manohar B. Hira
                  Votes For:                6,479,611
                  Votes Withheld:           359,830

                  2. Amendment of the Company's 1997 Stock Option Plan to increase the maximum number of shares of Common Stock authorized for issuance thereunder from 1,300,00 to 1,800,000:

                  Votes For:                6,474,761
                  Votes Against:            364,680
                  Abstentions:              0


PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information:

         The sole class of outstanding equity securities of the Company is its common stock, par value $.01 per share (the "Common Stock"). The Common Stock is traded on the Nasdaq National Market under the symbol "UBIX". The following table sets forth, for the periods indicated the range of high and low closing sale prices for the Common Stock on the Nasdaq National Market. The Common Stock commenced trading on the Nasdaq National Market on October 31, 1997 at an initial public offering price of $10.00 per share.

Quarter Ended                            High                 Low
- -------------                            ----                 ---

December 31, 1999                      $   3.500            $ 1.531
March 31, 2000                         $  11.750            $ 2.563
June 30, 2000                          $   5.250            $ 2.375
September 30, 2000                     $   3.438            $ 2.250
December 31, 2000                      $   2.375            $ 1.250

         As of March 20, 2001, there were approximately 68 record holders of Common Stock.

         The Company has never paid dividends on its Common Stock. The Company currently intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

         On June 7, 2000, the Company issued 100,000 shares of its Common Stock to Robert C. Harbage in connection with the Company's hiring of Mr. Harbage as its President and Chief Executive Officer. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act in that it was a transaction not involving any public offering.

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

         The following table summarizes the estimated expenses incurred for the Company's account in connection with the Offering:

             Underwriting discounts                             $1,050,000
             Finder's fees                                          --
             Expenses paid to or for underwriters                   --
             Other expenses                                        775,000*
                                                                ----------

             TOTAL                                              $1,825,000

- -------------------
*Estimated.

         The following table summarized the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

               Purchase and installation of machinery               3,104,000
               and equipment
               Repayment of indebtedness                              775,000
               Temporary investments*                               9,296,000
                                                                  ------------

               Total                                              $13,175,000
                                                                  ===========


- -------------
*Approximately $5,600,000 of such amount is currently invested in a Prudential money market mutual fund with the balance invested in certificates of deposit with PNC Bank.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                     (IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
     INCOME STATEMENT DATA:                       1996           1997          1998         1999          2000
- -----------------------------                    ------        -------       -------       -------       -------
Revenues ..........................              $9,072        $20,549       $30,314       $37,875       $42,324
Cost of revenues ..................               6,208         13,695        20,896        27,722        31,344
                                                 ------        -------       -------       -------       -------
Gross profit ......................               2,864          6,854         9,418        10,153        10,980
Selling, general and
  administrative expenses(1) ......               2,392          3,738         6,495         8,849        11,537
Merger related expenses (2) .......                  --             --            --           869            --
                                                 ------        -------       -------       -------       -------
Income / (Loss) from operations ...                 472          3,116         2,923           435          (557)
Interest income (expense), net ....                 (23)            71           611           556           659
                                                 ------        -------       -------       -------       -------
Income before income taxes ........                 449          3,187         3,534           991           102
Provision for income taxes ........                 230          1,307         1,438           382            95
                                                 ------        -------       -------       -------       -------
Net income ........................              $  219        $ 1,880       $ 2,096       $   609       $     7
                                                 ======        =======       =======       =======       =======
Basic and diluted earnings
  per share .......................              $ 0.04        $  0.36       $  0.32       $  0.09       $  0.00
                                                 ======        =======       =======       =======       =======
Weighted average shares ...........               5,000          5,259         6,496         6,480         6,747
Diluted average shares ............               5,000          5,275         6,530         6,489         6,831


                                                                           DECEMBER 31,
                                                 ---------------------------------------------------------------
   BALANCE SHEET DATA:                            1996           1997          1998          1999          2000
- ------------------------                         ------        -------       -------       -------       -------
Working capital...............                   $  179        $15,158       $15,459       $15,544       $14,553
Total assets..................                    2,601         18,132        21,218        21,684        24,898
Total debt....................                      300             --            --            --            --
Total stockholders' equity....                      229         15,284        17,280        17,889        18,774

- -----------------

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

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of December 31, 2000, 55 IT professionals, or approximately one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. During 2000, approximately 38% of the Company's revenues were derived from IT professionals deployed from subcontractors. As of December 31, 2000, IT professionals deployed from subcontractors comprised 99 of the Company's 291 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 586 clients in a range of industries and currently has IT professionals deployed at nearly 156 of these clients. The Company's five largest clients accounted for approximately 21% of revenues for 2000. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

         On July 7, 2000, the Company completed the acquisition of Cobalt Creative, Inc., an Arizona corporation, by issuing 432,351 shares of the Company's Common Stock for 100% of the stock of Cobalt.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                PERCENTAGE OF REVENUES
                                        ---------------------------------------
                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1998          1999          2000
                                           ----          ----          ----
Revenues.............................      100.0%        100.0%        100.0%
Cost of revenues.....................       68.9          73.2          74.1
                                           -----         -----         -----
Gross profit.........................       31.1          26.8          25.9
Selling, general and administrative
  expenses..........................        21.5          23.4          27.2
Merger related expenses (1)..........         --           2.3            --
                                           -----         -----         -----
Income / (Loss) from operations......        9.6           1.1          (1.3)
Interest income, net.................        2.0           1.5           1.5
                                           -----         -----         -----
Income before income taxes...........       11.6           2.6           0.2
Provision for income taxes...........        4.7           1.0           0.2
                                           -----         -----         -----
Net income...........................        6.9%          1.6%          0.0%
                                           =====         =====         =====

- ------------
(1) These expenses relate to the termination of proposed acquisition of R Systems, Inc.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

         Revenues for the year ended December 31, 2000 were $42.3 million, compared to $37.9 million for the year ended December 31, 1999, an increase of $4.4 million, or 12%. Approximately 80% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 20% of the increase in revenues was due to higher average hourly billing rates. The number of deployed IT professionals increased to 291 at December 31, 2000 from 270 at December 31, 1999, and the Company broadened its client base since inception to 586 clients through December 31, 2000 from 427 clients through December 31, 1999.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 2000 was $11.0 million, compared to $10.2 million for 1999, an increase of $0.8 million, or 8%. Gross profit as a percentage of revenues decreased to 25.9% for 2000, compared to 26.8 for 1999. The decrease in gross profit as a percentage of revenues resulted primarily from increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for 2000 was $11.5 million, compared to $8.8 million for 1999, an increase of $2.7 million, or 30%. Selling, general and administrative expenses as a percentage of revenues increased to 27.2% for 2000 from 23.4% for 1999. The increase in expenses was primarily due to one-time expenses aggregating $0.9 million and greater salary expense due to staff and executive restructurings in 2000. The one-time expenses included $450,000 payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 paid to the Company's new Chief Executive Officer as a signing bonus pursuant to his employment agreement and $352,000 representing the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

Merger-related expenses

         Merger related expenses for 1999 were $0.9 million or 2.3% as a percentage of revenues. These are non-recurring in nature and relate to the termination of the Company's proposed acquisition of R Systems, Inc.

Interest Income, net

         Interest income, net for 2000 was $659,000 compared to interest income of $556,000 for 1999. The increase resulted from reinvesting of interest earned on short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 93.1% for 2000 compared to 38.5% for 1999. The increase is mainly due to the effect of non-deductible goodwill on a relatively small pretax income in 2000.

Net Income

         Net income for 2000 was $7,000, compared to $609,000 for 1999, a decrease of $602,000 or 99%. The net income as a percentage of revenues decreased to 0% for 2000, compared to 1.6% for 1999. The decrease in net income as a percentage of revenues resulted primarily from the reduction of gross profit as a percentage of revenues and increase in selling, general and administrative expenses as a percentage of revenues.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

         Revenues for the year ended December 31, 1999 were $37.9 million, compared to $30.3 million for the year ended December 31, 1998, an increase of $7.6 million, or 25%. Approximately 85% of the increase in revenues was due to an increase in the number of IT professionals deployed to provide services to new and existing clients and approximately 15% of the increase in revenues was due to higher average hourly billing rates. The number of deployed IT professionals decreased to 270 at December 31, 1999 from 276 at December 31, 1998, and the Company broadened its client base since inception to 427 clients through December 31, 1999 from 313 clients through December 31, 1998.

Gross Profit

         Gross profit for 1999 was $10.2 million, compared to $9.4 million for 1998, an increase of $0.8 million, or 8%. Gross profit as a percentage of revenues decreased to 26.8% for 1999, compared to 31.1% for 1998. The decrease in gross profit as a percentage of revenues resulted primarily from increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 1999 was $8.8 million, compared to $6.5 million for 1998, an increase of $2.3 million, or 36%. Selling, general and administrative expenses as a percentage of revenues increased to 23.4% for 1999 from 21.5% for 1998. The increase in expenses was primarily due to increases in salaries, and other personnel and administrative costs to support the Company's growth.

Merger-related expenses

         Merger related expenses for 1999 were $0.9 million or 2.3% as a percentage of revenues. These are non-recurring in nature and relate to the termination of the Company's proposed acquisition of R Systems, Inc.

Interest Income, net

         Interest income, net for 1999 was $556,000 compared to interest income of $611,000 for 1998. The decrease resulted from a reduction in the amount of net proceeds of the Company's 1997 initial public offering available for investment.

Provision for Income Taxes

         The Company's effective tax rate was 38.5% for 1999 compared to 40.7% for 1998.

Net Income

         Net income for 1999 was $609,000, compared to $2.1 million for 1998, a decrease of $1.5 million or 71%. Net income as a percentage of revenues decreased to 1.6% for 1999, compared to 6.9% for 1998. The decrease in net income as a percentage of revenues resulted primarily from the reduction of gross profit as a percentage of revenues, increase in selling, general and administrative expenses as a percentage of revenues and non-recurring expenses relating to the termination of the Company's proposed acquisition of R Systems, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of $13.2 million cash generated out of the initial public offering (the "Offering") have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $747,000 for 2000 compared to net cash provided by operating activities of $1,331,000 for 1999. Net cash used by operating activities for 2000 is primarily due to increase in accounts receivable of $1,559,000 offset by net income and non-cash charges for depreciation, goodwill and stock based compensation aggregating $695,000. Net cash provided by operating activities for 1999 is primarily due to reduction in unbilled receivables of $610,000 and net income and non-cash charges for depreciation aggregating to $909,000.

         Capital expenditures for 2000 and 1999 were $415,000 and $774,000 respectively. The Company intends to use approximately $2.0 million of its available cash to expand its existing operations, including approximately $1.2 million for the eventual expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 2001 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contract) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results in the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No 133 was originally effective for fiscal years beginning after June 15, 1999.

             In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Since the Company currently does not invest in derivative instruments, this will have no impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on preexisting literature. Adoption of this SAB had no impact on the Company's financial position or results of operations.


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

         The Board of Directors will pursue its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are non-employee directors. The independent public accountants have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting.




/s/Dr. Vijay Mallya
Dr. Vijay Mallya
Chairman and Director




/s/Babu Srinivas
Babu Srinivas
Vice President Finance and Acting Chief Financial Officer



March 20, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc.:

    We have audited the accompanying consolidated balance sheets of UBICS, Inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
    March 14, 2001

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                              December 31,
                                                        ------------------------
                                                          1999           2000
                                                          ----           ----
                    ASSETS
Current assets:
  Cash and cash equivalents ......................      $ 12,027       $ 10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $885 and $1,100,
     respectively ................................         4,103          5,743
  Unbilled receivables ...........................         2,363          2,412
  Employee advances ..............................            52             83
  Prepaids and other .............................           299            683
  Deferred tax asset .............................           495            607
                                                        --------       --------
     Total current assets ........................        19,339         20,005
                                                        --------       --------
Property and equipment:
  Leasehold improvements .........................            40             40
  Vehicles .......................................            89             89
  Computer equipment and software ................         1,732          2,214
  Furniture and fixtures .........................           662            696
  Office and other equipment .....................            42             93
                                                        --------       --------
     Total property and equipment ................         2,565          3,132
  Accumulated depreciation .......................          (470)          (849)
                                                        --------       --------
    Net property and equipment ...................         2,095          2,283
                                                        --------       --------
    Goodwill, net of accumulated amortization of
      $0 and $56, respectively ...................            --          1,627
                                                        --------       --------
    Notes receivable .............................           250            983
                                                        --------       --------
          Total assets ...........................      $ 21,684       $ 24,898
                                                        ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................      $  1,981       $  2,649
  Payroll liabilities ............................         1,717          2,246
  Other current liabilities ......................            97            557
                                                        --------       --------
    Total current liabilities                              3,795          5,452
    Deferred tax liabilities                                  --            122
                                                        --------       --------
     Total liabilities ...........................         3,795          5,574
                                                        --------       --------
Common stock, subject to redemption, 183,200
     shares issued and outstanding ...............            --            550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding .................................            --             --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 and 6,849,151
     shares issued respectively...................            65             68
  Additional paid-in capital .....................        13,160         14,035
  Treasury stock - 20,200 shares, at cost ........          (100)          (100)
  Retained earnings ..............................         4,764          4,771
                                                        --------       --------
     Total stockholders' equity ..................        17,889         18,774
                                                        --------       --------
          Total liabilities and stockholders'
            equity ...............................      $ 21,684       $ 24,898
                                                        ========       ========



   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                             Year Ended December 31,
                                  ------------------------------------------
                                     1998            1999             2000
                                     ----            ----             ----
Revenues ....................     $   30,314      $   37,875      $   42,324
Cost of revenues ............         20,896          27,722          31,344
                                  ----------      ----------      ----------
  Gross profit ..............          9,418          10,153          10,980
Selling, general and
  administrative expenses....          6,495           8,849          11,537
Merger related expenses .....             --             869              --
                                  ----------      ----------      ----------
Income / (Loss ) from
  operations ................          2,923             435            (557)
Interest income, net ........            611             556             659
                                  ----------      ----------      ----------
Income before income taxes...          3,534             991             102
                                  ----------      ----------      ----------
Provision for income/taxes...          1,438             382              95
  Net income ................     $    2,096      $      609      $        7
                                  ==========      ==========      ==========
Basic and diluted earnings
  per share .................     $     0.32      $     0.09      $     0.00
                                  ==========      ==========      ==========
Weighted average shares
  outstanding ...............      6,495,823       6,479,800       6,746,900
Diluted average shares
  outstanding ...............      6,529,667       6,489,258       6,830,545







   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.
                  (Dollars in thousands, except share amounts)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common Stock
                                     ---------------------       Additional                              Total
                                                                  Paid-in      Treasury    Retained   Stockholders'
                                      Shares        Amount        Capital        Stock     Earnings      Equity
                                      ------        ------        -------        -----     --------      ------
Balance, December 31, 1997....       6,500,000        65           13,160          --        2,059       15,284
  Acquisition of treasury
     stock ...................              --        --               --        (100)          --         (100)
  Net income .................              --        --               --          --        2,096        2,096
                                     ---------       ---          -------       -----       ------      -------
Balance, December 31, 1998....       6,500,000        65           13,160        (100)       4,155       17,280
  Net income .................              --        --               --          --          609          609
                                     ---------       ---          -------       -----       ------      -------
Balance, December 31, 1999....       6,500,000        65           13,160        (100)       4,764       17,889
  Stock grant ................         100,000         1              252          --           --          253
  Common stock, subject to
     redemption ..............        (183,200)       (2)            (548)                                 (550)
  Issuance of Common Stock
     for acquisition of
     Cobalt Creative, Inc.....         432,351         4            1,171          --           --        1,175
  Net income .................              --        --               --          --            7            7
                                     ---------       ---          -------       -----       ------      -------
Balance, December 31, 2000....       6,849,151       $68          $14,035       $(100)      $4,771      $18,774
                                     =========       ===          =======       =====       ======      =======










   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                   Year Ended December 31,
                                           -----------------------------------
                                             1998         1999          2000
                                             ----         ----          ----

Cash flows from operating activities:
  Net income ........................      $ 2,096       $   609       $     7
  Adjustments to reconcile net
     income to net cash provided
     by operating activities--
     Depreciation....................          137           300           379
     Amortization of goodwill........           --            --            56
     Stock based compensation .......           --            --           253
     Changes in operating assets
     and liabilities--
       Accounts receivable, net .....       (1,375)           49        (1,559)
       Unbilled receivables .........       (1,007)          610           (49)
       Employee advances ............            6           112           (31)
       Other long-term assets .......         (200)          (50)         (733)
       Due to affiliates, net .......         (141)          174            --
       Deferred tax asset, net ......         (105)         (289)           10
       Prepaids and other ...........          (89)          (41)         (378)
       Accounts payable .............        1,111           (53)          511
       Payroll liabilities ..........          568            89           477
       Accrued taxes and other
          current liabilities .......         (589)         (179)          310
                                           -------       -------       -------
     Net cash (used) provided by
       operating activities .........          412         1,331          (747)
                                           -------       -------       -------
 Cash flows from investing
  activities:
  Purchases of property and
     equipment ......................       (1,632)         (774)         (415)
  Merger related expenses ...........           --            --          (388)
                                           -------       -------       -------
     Net cash used by
       investing activities .........       (1,632)         (774)         (803)
                                           -------       -------       -------
 Cash flows from financing
  activities:
  Acquisition of treasury stock .....         (100)           --            --
                                           -------       -------       -------
      Net cash used by
       financing activities .........         (100)           --            --
                                           -------       -------       -------
Net increase (decrease) in cash
  and cash equivalents ..............       (1,320)          557        (1,550)
Cash and cash equivalents, at
  beginning of year .................       12,790        11,470        12,027
                                           -------       -------       -------
Cash and cash equivalents, at
  end of year .......................      $11,470       $12,027       $10,477
                                           =======       =======       =======
Supplemental data:
  Cash payments for income taxes ....      $ 2,097       $   752       $   297

  Stock issued for purchase of
    Cobalt Creative, Inc. ...........      $    --       $    --       $ 1,175






   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS:

    UBICS, Inc. ("UBICS" or "the Company"), a Delaware corporation, provides information technology professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as web design and development, client/server design and development, enterprise resource planning package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accompanying financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

    Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

    For purposes of the consolidated balance sheet, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

    The Company recognizes revenue on its time-and-materials contracts as the services are performed for clients and upon completion for its website design and development services, which are performed on a fixed price basis.

Unbilled Receivables

    Unbilled receivables represent time and materials provided to customers in the last month of each fiscal period which are billed early in the following month.

Property and Equipment

    Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

                                                              Years
                                                              -----
                 Computer equipment and software.......         5
                 Furniture and fixtures................         7
                 Office and other equipment............         7
                 Leasehold improvements................         5
                 Vehicles..............................         5

Disclosures about Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

        Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

    The Company has derived a significant portion of its revenues from a relatively limited number of clients.

    The following table presents the Company's largest clients during each of the years ended December 31, 1998, 1999 and 2000 and the approximate percentage of revenue from each client for the respective periods:


                                                Year Ended December 31,
                                                -----------------------
                                                1998     1999     2000
                                                ----     ----     ----
The Hartford .............................       9%       5%       6%
El Paso Natural Gas ......................      10%       7%       5%
Visual Services
                                                 1%       1%       5%
MRJ Technology ...........................      --%      --        2%
Dana Corporation                                 2%       4%       2%
Others, individually and collectively less
  than 10% of revenue ....................      --%       4%      -%
                                                --       --       --
     Total of Five Largest Clients .......      22%      21%      20%
                                                ==       ==       ==

    The Company grants credit to clients based upon management's assessment of their creditworthiness. The Company's revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.


4. LEASE OBLIGATIONS:

    The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $388,091, $581,283 and $728,364, respectively, for the years ended December 31, 1998, 1999 and 2000.

    Minimum future rental payments under non-cancelable operating leases for each of the next five years are as follows :

                   Year Ending
                   December 31,
                   ------------
                    2001...............       $688,293
                    2002...............        544,753
                    2003...............        362,840
                    2004...............          8,309
                    2005...............          1,487
                                            ----------
                    Totals.............     $1,605,682
                                            ==========

5. RELATED PARTY TRANSACTIONS:

    The Company subleases office space in San Francisco, California and Bangalore, India from members of the UB Group. Rent expenses charged to operations were $42,757, $142,246 and $138,000 respectively, for the years ended December 31, 1998, 1999 and 2000.

    The Company paid $100,000 in 2000 as a finder's fee to e-seed Capital, LLC. in connection with the acquisition of Cobalt Creative, Inc. One of the directors of the Company is a director of e-seed Capital.

6. STOCK-BASED COMPENSATION:

    Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") for directors, executive officers and other key employees. The Compensation Committee of the Board of Directors is authorized to grant stock options (with or without stock appreciation rights). The Plan provides for the issuance of up to 1,800,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), net income for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 would have been reduced by $860,000, $720,000, and $539,000, respectively, and basic and diluted earnings per share would have been reduced by $0.13, $0.11, and $0.08 per share, respectively, for the same period.

    The Company granted stock appreciation rights in connection with the grant of 300,000 stock options at an exercise price of $3.22 per share to the Company's new President & CEO. Since the market value of the Company's stock at December 31, 2000 was less than $3.22 per share, no compensation expense was recorded under this grant in 2000.

    In 1999 and 2000, options covering a total of 125,000 and 824,000 shares, respectively, of Common Stock were granted under the Plan. The right to purchase shares upon exercise of these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity follows:


                                                         December 31, 1999                  December 31, 2000
                                                -----------------------------------------------------------------------
                                                                   Weighted Average                   Weighted Average
NUMBER OF SHARES                                    Options          Exercise Price     Options         Exercise Price
- -----------------------------------------------------------------------------------------------------------------------

Options outstanding , beginning of period           418,000                  $10.78     536,000                 $ 8.82
Granted                                             125,000                  $ 2.35     824,000                 $ 3.20
Exercised                                                --                      --          --                     --
Lapsed and forfeited                                  7,000                  $10.51      38,000                 $ 4.56
- -----------------------------------------------------------------------------------------------------------------------
Options outstanding , end of period                 536,000                  $ 8.82   1,322,000                 $ 5.44
- -----------------------------------------------------------------------------------------------------------------------
Options exercisable, end of period                  286,980                   $9.98     650,645                  $7.41
- -----------------------------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999

                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                   --------------------------------------------------------------------------------------------------------
                                         Weighted Average
Range of                                        Remaining      Weighted Average                           Weighted Average
Exercise Price           Options   Contractual life (Yrs)        Exercise Price               Options       Exercise Price
- ---------------------------------------------------------------------------------------------------------------------------

$ 1.88                    20,000                     9.83                $ 1.88                20,000               $ 1.88
$ 2.38                    50,000                     9.67                $ 2.38
$ 2.50                    55,000                     9.92                $ 2.50
$ 5.00                     2,000                     8.89                $ 5.00                   667               $ 5.00
$ 5.50                     4,000                     8.72                $ 5.50                 1,333               $ 5.50
$10.00                   310,000                     7.84                $10.00               219,982               $10.00
$13.63                    70,000                     8.51                $13.63                36,665               $13.63
$13.75                    20,000                     8.07                $13.75                 6,666               $13.75
$14.50                     5,000                     8.38                $14.50                 1,667               $14.50
- ----------------------------------------------------------------------------------------------------------------------------
                         536,000                     8.87                $ 8.82               286,980               $ 9.98
=========================================================================================================================




STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2000

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                   ------------------------------------------------------------------------------------------------------
                                       Weighted Average
Range of                                      Remaining     Weighted Average               Options      Weighted Average
Exercise Price         Options   Contractual life (Yrs)       Exercise Price                              Exercise Price
- -------------------------------------------------------------------------------------------------------------------------

$ 1.88                  20,000                     8.84               $ 1.88                20,000                $ 1.88
$ 2.38                  50,000                     8.67               $ 2.38                33,330                $ 2.38
$ 2.50                  55,000                     8.92               $ 2.50                18,332                $ 2.50
$ 2.63                  25,000                     9.50               $ 2.63
$ 3.00                  25,000                     9.32               $ 3.00                25,000                $ 3.00
$ 3.22                 720,000                     9.38               $ 3.22               153,322                $ 3.22
$ 3.47                  25,000                     9.34               $ 3.47                25,000                $ 3.47
$ 5.50                   4,000                     7.70               $ 5.50                 2,666                $ 5.50
$10.00                 303,000                     6.83               $10.00               303,000                $10.00
$13.63                  70,000                     7.49               $13.63                53,330                $13.63
$13.75                  20,000                     7.07               $13.75                13,332                $13.75
$14.50                   5,000                     7.37               $14.50                 3,333                $14.50
- -------------------------------------------------------------------------------------------------------------------------
                     1,322,000                     8.59               $ 5.44               650,645                $ 7.41
=========================================================================================================================

Summary of stock options                                      Stock Option Price
- --------------------------------------------------------------------------------
Weighted average fair value of options granted during 1999*                $4.26
================================================================================
Weighted average fair value of options granted during 2000*                $2.18
================================================================================

* The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             1999                         2000
- -------------------------------------------------------------------------------
Risk free interest rate                      4.4%               5.76% to 6.74%
Expected dividend yield                      0.0%                         0.0%
Expected life of options                  3 years                      3 years
Expected volatility rate                    75.0%                 101% to 108%
- -------------------------------------------------------------------------------

    There were 478,000 shares reserved for future grants under the Plan at December 31, 2000.


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

    The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended December 31, 1998, 1999 and 2000:

                                                    DECEMBER 31,
                                       -------------------------------------
                                          1998           1999          2000
                                       -------------------------------------
Federal income taxes at the
  statutory rate ................      $1,275,727      $330,927      $87,428
State income taxes net of federal
   benefit ......................         162,600        51,444        7,481
                                       ----------      --------      -------
Provision for income taxes ......      $1,438,327      $382,371      $94,909
                                       ==========      ========      =======


    The provision for income taxes as shown in the accompanying statement of operations for the years ended December 31, 1998, 1999 and 2000 included the following components:

                                                DECEMBER 31,
                                -----------------------------------------
                                   1998             1999           2000
                                -----------------------------------------
Current federal provision       $1,453,134       $ 580,477       $177,553
Current state provision ..         190,988          90,659         29,729
Deferred federal provision        (176,984)       (249,550)       (90,125)
Deferred state provision .         (28,811)        (39,215)       (22,248)
                                ----------       ---------       --------
Provision for income taxes      $1,438,327       $ 382,371       $ 94,909
                                ==========       =========       ========

    The components of the deferred tax asset as of December 31, 1999 and 2000 were as follows:


                                          DECEMBER 31,
                                     ----------------------
                                       1999          2000
                                     ---------------------
Allowance for doubtful accounts      $354,688      $445,500
Accrued liabilities ...........       139,872       161,433
                                     --------      --------
Deferred tax asset ............      $494,560      $606,933
                                     ========      ========
Deferred tax liability ........            --      $122,358
Deferred tax asset, net .......      $494,560      $484,575

8. EARNINGS PER COMMON SHARE:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share.

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

    The following table sets forth the computation of earnings per share for the periods indicated:

                                          (Dollars in thousands, except per share data)
                                                     Year ended December 31,
                                          ---------------------------------------------
                                               1998            1999            1999
                                               ----            ----            ----
Basic earnings per share
         Net income                         $    2,096      $      609      $        7
                                            ==========      ==========      ==========
Divided by:
Weighted average common shares               6,495,823       6,479,800       6,746,900
                                            ----------      ----------      ----------
         Basic earnings per share           $     0.32      $     0.09      $     0.00

Diluted earnings per share
         Net income                         $    2,096      $      609      $        7
                                            ==========      ==========      ==========
Divided by:
Weighted average common  shares              6,495,823       6,479,800       6,746,900
Dilutive effect of common stock
  equivalents                                   33,844           9,458          83,645
Dilutive average common shares               6,529,667       6,489,258       6,830,545
                                            ----------      ----------      ----------
            Diluted earnings per share      $     0.32      $     0.09      $     0.00


    The exercise price of stock options to purchase an aggregate of 104,500, 411,000 and 402,000 shares in 1998, 1999 and 2000, respectively, was less than the average stock price for the year. As such, these options have been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

9. STOCK GRANT AND COMMON STOCK SUBJECT TO REDEMPTION

    In connection with the employment of the Company's new President & CEO (new
CEO), he was granted 100,000 shares of the Company's common stock. The market value of the shares at the date of the grant ($253,000) is included as selling, general and administrative expenses in 2000.

    In addition, the new CEO purchased 183,200 shares of the Company's common stock from the Company's controlling stockholder for $732,800. The Company loaned the new CEO the funds to purchase these shares. In addition, the Company granted the new CEO a put related to these shares at $3.00 per share. The put value of these shares is shown as shares subject to redemption in the accompanying balance sheet.

    Until the note is repaid, the Company will record compensation expense if the market value of the shares purchased exceeds the new CEO's purchase price. When the note is repaid, the Company will record compensation expense if the market value of these shares is lower than the new CEO's put price. No expense was recorded in 2000 under this agreement.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                    (In thousands except per share data)
                                                               Quarter Ended
                                              ------------------------------------------------
                                              Mar. 31,     June 30,      Sep. 30,     Dec. 31,
                                                1999         1999          1999        1999
                                                ----         ----          ----        ----
Revenues ...............................      $ 9,239      $ 9,788       $ 9,731      $ 9,117
Cost of revenues .......................        6,764        7,139         7,021        6,798
                                              -------      -------       -------      -------
Gross profit ...........................        2,475        2,649         2,710        2,319
Selling, general and
  administrative expenses ..............        2,130        2,146         2,254        2,319
Merger related expenses ................           --          869            --           --
                                              -------      -------       -------      -------
Income / (Loss) from operations ........          345         (366)          456           --
Interest income, net ...................          130          130           136          160
                                              -------      -------       -------      -------
Income / (Loss) before income taxes ....          475         (236)          592          160
Provision / (Benefit ) for income taxes           182          (80)          256           24
                                              -------      -------       -------      -------
Net income / (loss) ....................      $   293      $  (156)      $   336      $   136
                                              =======      =======       =======      =======
Basic and diluted earnings / (loss) per
  share ................................      $  0.05      $ (0.02)      $  0.05      $  0.02
                                              =======      =======       =======      =======


                                                    (In thousands except per share data)
                                                               Quarter Ended
                                              -----------------------------------------------
                                              Mar. 31,    June 30,      Sep. 30,     Dec. 31,
                                               2000         2000          2000         2000
                                               ----         ----          ----         ----
Revenues ...............................      $9,319      $10,213       $11,593      $11,199
Cost of revenues .......................       6,888        7,435         8,378        8,643
Gross profit ...........................       2,431        2,778         3,215        2,556
Selling, general and
  administrative expenses ..............       2,317        3,309         2,753        3,158
Income / (Loss) from operations ........         114         (531)          462         (602)
Interest income, net ...................         158          171           159          171
Income / ( Loss) before income taxes ...         272         (360)          621         (431)
Provision / ( Benefit) for income taxes          105          (11)          302         (301)
Net income / ( loss ) ..................      $  167      $  (349)      $   319      $  (130)
Basic and diluted earnings / (loss) per
  share ................................      $ 0.03      $ (0.05)      $  0.05      $ (0.02)

         Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount calculated for year end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information in the registrant's definitive proxy statement to be filed with the Commission on or about April 16, 2001 in connection with its 2001 annual meeting of stockholders (the "2001 Proxy Statement") under the captions "Election of Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information in the registrant's 2001 Proxy Statement under the caption "Executive Compensation", provided that the information in such Proxy Statement under the captions "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" are not incorporated by referenced herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information in the registrant's 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information in the registrant's 2001 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

    The following financial statements of the registrant are included on pages 19 to 30 of this Form 10-K and the report of independent public accountants is included on page 18 of this Form 10-K:

    Consolidated Balance Sheets as of December 31, 1999 and 2000

    Consolidated Statements of Operations for the years ended December 31, 1998,
      1999 and 2000

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

    Consolidated Statements of Cash Flows for the years ended December 31, 1998,
      1999 and 2000

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

         Valuation and Qualifying Accounts for the three years ended December 31, 2000.

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

         10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani (8)

         10.20 Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

         10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas (8)

         10.22 Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (9)

         10.22 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

         26       Subsidiaries of the Registrant

- ----------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to the registrant's Schedule 14A filed on November 15, 2000.

(3) Incorporated by reference to Post-Effective Amendment No. 1, to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UBICS, Inc.
                                       (Registrant)


                                       By: /s/Robert Harbage
                                           ----------------------------------
                                                Robert Harbage
                                                President & CEO
                                                March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 30, 2001.

                                       /s/Vijay Mallya
                                       --------------------------------------
                                       Vijay Mallya
                                       Chairman and Director

                                       /s/Robert Harbage
                                       --------------------------------------
                                       Robert Harbage
                                       President, CEO and Director
                                       (Principal Executive Officer)

                                       /s/Babu Srinivas
                                       --------------------------------------
                                       Babu Srinivas
                                       Vice President - Finance and Accounting
                                       And Acting Chief Financial Officer
                                       (Principal Finance & Accounting Officer)

                                       /s/Scott Heldfond
                                       --------------------------------------
                                       Scott Heldfond
                                       Director

                                       /s/Kent D. Price
                                       --------------------------------------
                                       Kent D. Price
                                       Director

                                       /s/Christopher C. Melton, Sr.
                                       --------------------------------------
                                       Christopher C. Melton, Sr.
                                       Director

                                       /s/Rahul Merchant
                                       --------------------------------------
                                       Rahul Merchant
                                       Director

                                       /s/ Manohar B. Hira
                                       --------------------------------------
                                       Manohar B. Hira
                                       Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Stockholders of UBICS, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated March 14, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth on the following page is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
   March 14, 2001

                                                                     SCHEDULE II

                                   UBICS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                      Charged        Deductions--
                                                       Balance at     to Costs         Amounts       Balance at
                                                       Beginning        and          Deemed to be      End of
   Period Ended               Description              of Period      Expenses       Uncollectible     Period
   ------------               -----------              ---------      --------       -------------     ------
December 31, 1998    Allowance for uncollectible          185           120                --            305
                     accounts

December 31, 1999    Allowance for uncollectible          305           580                --            885
                     accounts

December 31, 2000    Allowance for uncollectible          885           215                --           1100
                     accounts

                                  EXHIBIT INDEX

No.      Description                                                                               Page
- ---      -----------                                                                               ----
 3.1     Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

 3.2     Amended and Restated Bylaws of UBICS, Inc.(1)

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

26       Subsidiaries of the Registrant


- -----------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2) Incorporated by reference to the registrant's Schedule 14A filed on November 15, 2000.

(3) Incorporated by reference to Post-Effective Amendment No. 1, to the registrant's Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.