Form 10-Q
period 2001-03-31
UBICS INC
filed 2001-05-15
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                  Yes      [ x ]    No      [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                   Class                             Outstanding at May 10, 2001
                   -----                             ---------------------------

        Common Stock, $.01 par value                          7,012,151

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of December 31, 2000 and March 31, 2001..................................  3

         Statements of Operations for the three months ended March 31, 2000 and 2001................  4

         Statements of Cash Flows for the three months ended March 31, 2000 and 2001................  5

         Notes to Unaudited Financial Statements....................................................  6

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition......  8

PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................... 13

Item 2.  Changes in Securities and Use of Proceeds.................................................. 13

Item 3.  Defaults upon Senior Securities............................................................ 14

Item 4.  Submission of Matters to a Vote of Security Holders........................................ 14

Item 5.  Other Information.......................................................................... 14

Item 6.  Exhibits and Reports on Form 8-K........................................................... 14

SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    DECEMBER 31,      MARCH 31,
                                                       2000             2001
                                                       ----             ----
                                                     (Audited)       (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents ...................       $ 10,477        $ 10,476
  Accounts receivable, net of allowance for
     doubtful accounts of $1,100 and $1,200,
     respectively..............................          5,743           5,378
  Unbilled receivables ........................          2,412           2,478
  Employee advances ...........................             83              58
  Prepaids and other ..........................            683           1,036
  Deferred tax asset ..........................            607             607
                                                      --------        --------
     Total current assets .....................         20,005          20,033
                                                      --------        --------
Property and equipment:
  Leasehold improvements ......................             40              60
  Vehicles ....................................             89              89
  Computer equipment and software .............          2,214           2,258
  Furniture and fixtures ......................            696             788
  Office and other equipment ..................             93              93
                                                      --------        --------
     Total property and equipment .............          3,132           3,288
  Accumulated depreciation ....................           (849)           (947)
                                                      --------        --------
     Net property and equipment ...............          2,283           2,341
                                                      --------        --------
  Goodwill, net of accumulated amortization
     of $56 and $84, respectively .............          1,627           3,658
    Notes Receivable ..........................            983             983
                                                      --------        --------
          Total assets ........................       $ 24,898        $ 27,015
                                                      ========        ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................       $  2,649        $  3,505
  Payroll liabilities .........................          2,246           2,188
  Other current liabilities....................            557           2,567
  Due to affiliates, net ......................             --              24
                                                      --------        --------
    Total current liabilities..................          5,452           8,284
    Deferred tax liabilities...................            122             122
                                                      --------        --------
     Total liabilities ........................          5,574           8,406
                                                      --------        --------
Common stock, subject to redemption, 183,200
   shares issued and outstanding ..............            550             550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding ..............................             --              --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 6,500,000 and 6,849,151
     shares issued respectively................             68              68
  Additional paid-in capital ..................         14,035          14,035
  Treasury stock - 20,200 shares, at cost .....           (100)           (100)
  Retained earnings ...........................          4,771           4,056
                                                      --------        --------
     Total stockholders' equity ...............         18,774          18,059
                                                      --------        --------
          Total liabilities and stockholders'
            equity ............................       $ 24,898        $ 27,015
                                                      ========        ========





   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           Three Months
                                                          Ended March 31,
                                                  ------------------------------
                                                      2000               2001
                                                   (unaudited)       (unaudited)
                                                  ------------------------------

Revenues                                              $9,319           $10,777
Cost of revenues                                       6,888             8,616
                                                  ----------       -----------
  Gross profit                                         2,431             2,161
Selling, general and administration expense            2,317             3,409
                                                  ----------       -----------
Income/(loss)from operations                             114            (1,248)
Interest income, net                                     158               146
                                                  ----------       -----------
Income/(loss) before income taxes                        272            (1,102)
Provision/(Benefit) for income taxes                     105              (387)
                                                  ----------       -----------
  Net income/(loss)                                     $167             $(715)
                                                  ==========       ===========
Basic and diluted earnings/(loss) per share            $0.03            $(0.10)
                                                  ==========       ===========

Weighted average shares outstanding                6,479,800         7,012,151
Diluted average shares outstanding                 6,556,450         7,012,151




   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      Three Months
                                                    Ended March 31,
                                              ----------------------------
                                                  2000           2001
                                               (Unaudited)    (Unaudited)
                                              ----------------------------
Cash flows from operating activities:
  Net income (loss)                             $   167        $  (715)
  Adjustments to reconcile net
     income (loss) to net cash used by
     operating activities--
     Depreciation                                    84             98
     Amortization of goodwill                         0             28
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                     235            727
       Unbilled receivables                        (914)           (66)
       Employee advances                             (3)            25
       Due to affiliates, net                        37             24
       Prepaids and other                           (85)          (366)
       Accounts payable                             125            399
       Payroll liabilities                          205            (58)
       Accrued taxes and other
          current liabilities                       114           (121)
                                                -------        -------
     Net cash used by
       operating activities                         (35)           (25)
                                                -------        -------

Cash flows from investing activities:
  Purchases of property and
     equipment                                     (172)          (117)
  Cash of acquired entity                            --            141
                                                -------        -------
      Net cash (used) provided by
        investing activities                       (172)            24
                                                -------        -------
Net decrease in cash
  and cash equivalents                             (207)            (1)
Cash and cash equivalents, at
  beginning of period                            12,027         10,477
                                                -------        -------
Cash and cash equivalents, at
  end of period                                 $11,820        $10,476
                                                =======        =======

Supplemental data:
  Cash payments for income taxes                $    27        $    19
                                                -------        -------
  Acquisition
  Fair value of:
       Assets acquired                                0        $ 2,447
       Liabilities assumed                            0           (605)
  Due to seller                                       0         (1,983)
                                                               -------
  Cash acquired                                 $     0        $  (141)
                                                -------        -------




   The accompanying notes are an integral part of these financial statements.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION:

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 filed on March 30, 2001.


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

3.  RELATED PARTY TRANSACTIONS:

     As of March 31, 2001, the Company had a net payable to the UB Group, totaling $24, resulting from share of rent payable to the UB Group for premises occupied by the Company in Bangalore, India.


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

    The following table reflects the calculation of earnings per share under SFAS No. 128:

THREE MONTHS ENDED MARCH 31,                       2000                    2001
(Dollars in thousands, except per share data)

BASIC EARNINGS PER SHARE
Net income (loss)                            $      167            $      (715)
DIVIDED BY:
Weighted average common shares                6,479,800              7,012,151
                                             ----------            -----------
Basic earnings (loss) per share              $     0.03            $     (0.10)
                                             ----------            -----------

DILUTED EARNINGS PER SHARE:
Net income (loss)                            $      167            $      (715)
DIVIDED BY:
Weighted average common shares                6,479,800              7,012,151
Dilutive effect of options                       76,650                     --
                                             ----------            -----------
Dilutive average common shares                6,556,450              7,012,151
Diluted earnings (loss) per share            $     0.03            $     (0.10)

    The exercise price of stock options to purchase an aggregate of 405,000 shares for the three months ended March 31, 2000 and 1,250,000 shares for the comparable period in 2001, respectively, is less than the average stock price for the period and such options have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. Due to the loss in the three months ended March 31, 2001, dilutive securities are excluded from the calculation as their inclusion would be anti-dilutive.


5.  ACQUISITION

         On March 30, 2001, the Company acquired Oakwood Technical Services Limited, European Software Services (UK) Limited, and Reflex I.T. Solutions Limited, each a United Kingdom Company (collectively, the "UK Companies"). In the acquisition, UBICS purchased all of the issued and outstanding shares of the UK Companies from Teksys Inc., the sole shareholder of the UK Companies ("Teksys"). The acquisition was consummated pursuant to a Share Purchase Agreement, dated March 30, 2001, between UBICS and Teksys.

         The purchase price for the shares of the UK Companies was 1,400,000 British Pounds. The purchase price is allocated as follows:

         (a) An amount of 490,000 British Pounds by wire transfer to the seller on closing
         (b) Second installment on 303,333 British Pounds payable six months after the closing
         (c) Third installment of 303,333 British Pounds payable on the first anniversary of the closing date.
         (d) Fourth and final installment of 303,334 British Pounds payable eighteen months after the closing date

         The purchase price is subject to adjustment based on an audit of the working capital of the UK Companies as of the closing date. UBICS has agreed to make additional payments to Teksys equal to ten percent (10%) of the amount by which the UK Companies' combined net income before taxes exceeds target net income amounts for the years ending December 31, 2001 through 2005. UBICS funded the purchase price for the UK Companies with available cash reserves. The excess of the purchase price over the net assets acquired ($2,059) has been allocated to goodwill. The final purchase price allocation is expected to be complete in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 1 of this report.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements that involve substantial risks and uncertainties that may cause the financial condition and results of operations of the Company to be materially different from any future condition or results of operation suggested or implied by such forward looking statements. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations specifically immigration laws, competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company's marketing efforts and the demand for outsourced IT professionals. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.

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

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of March 31, 2001, 59 IT professionals, or approximately one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. Approximately 37% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended March 31, 2001. As of March 31, 2001, IT professionals deployed from subcontractors comprised 89 of the Company's 268 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 615 clients in a range of industries and currently has IT professionals deployed at nearly 195 of these clients. The Company's five largest clients accounted for approximately 21% of revenues for the first quarter of 2001. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

         On March 30, 2001, the Company acquired Oakwood Technical Services Limited, European Software Services (UK) Limited, and Reflex I.T. Solutions Limited, each a United Kingdom Company (collectively, the "UK Companies"). In the acquisition, UBICS purchased all of the issued and outstanding shares of the UK Companies from Teksys Inc., the sole shareholder of the UK Companies ("Teksys") for a purchase price of 1,400,000 British Pounds.

         The acquisition was consummated pursuant to a Share Purchase Agreement, dated March 30, 2001, between UBICS and Teksys. The description of the acquisition of the UK Companies set forth in the Form 8-K dated March 30, 2001, is hereby incorporated by reference.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                        PERCENTAGE OF REVENUES
                                                            THREE MONTHS
                                                          ENDED MARCH 31,
                                                        2000           2001
                                                        ----           ----
Revenues ...................................           100.0%         100.0%
Cost of revenues ...........................            73.9           80.0
                                                       -----          -----
Gross profit ...............................            26.1           20.0
Selling, general and administrative expenses            24.9           31.6
                                                       -----          -----
Income/(Loss) from operations ..............             1.2          (11.6)
Interest income, net .......................             1.7            1.4
                                                       -----          -----
Income/(Loss) before income taxes ..........             2.9          (10.2)
Provision/(Benefit) for income taxes .......             1.1           (3.6)
                                                       -----          -----
Net income/(Loss) ..........................             1.8%          (6.6)%
                                                       =====          =====
-------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Revenues

         Revenues for the quarter ended March 31, 2001 were $10.8 million, compared to $9.3 million for the quarter ended March 31, 2000, an increase of $1.5 million, or 16%. The increase in revenues was due to higher average billing rates. The number of deployed IT professionals decreased to 268 at March 31, 2001 from 300 at March 31, 2000, and the Company broadened its client base since inception to 616 clients through March 31, 2001 from 466 clients through March 31, 2000.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended March 31, 2001 was $2.2 million, compared to $2.4 million for the quarter ended March 31, 2000, a decrease of $200,000 or 11%. Gross profit as a percentage of revenues decreased to 20.0% for the quarter ended March 31, 2001 from 26.1% for the quarter ended March 31, 2000. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for the quarter ended March 31, 2001 was $3.4 million, compared to $2.3 million for the quarter ended March 31, 2000, an increase of $1.1 million, or 47%. Selling, general and administrative expenses as a percentage of revenues increased to 31.6% for the quarter ended March 31, 2001 from 24.9% for the comparable quarter in 2000. The increase in expenses was primarily due to greater salary expense due to staff and executive restructurings and greater visa processing costs in the quarter ended March 31, 2001.

Interest Income, net

         Interest income, net for the quarter ended March 31, 2001 was $146,000 compared to interest income of $158,000 for the quarter ended March 31, 2000. The decrease resulted from the reduction in the amount available for short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 35% for the quarter ended March 31, 2001 compared to 38.5% for the quarter ended March 31, 2000.

Net Income/(Loss)

         Net loss for the quarter ended March 31, 2001 was $715,000, compared to a net income of $167,000 for the quarter ended March 31, 2000, a decrease of $882,000 or 528%. The net income / (loss ) as a percentage of revenues decreased to (6.6)% for the quarter ended March 31, 2000, compared to a net income of 1.8% for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of $13.2 million cash generated out of the initial public offering (the "Offering") have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $25,000 for the quarter ended March 31, 2001 compared to net cash used by operating activities of $35,000 for the comparable quarter in 2000. Net cash used by operating activities for the quarter ended March 31, 2001 is primarily due to net loss of $715,000 offset by a decrease in accounts receivable of $727,000. Net cash used by operating activities for the quarter ended March 31, 2000 is primarily due to increase in unbilled receivables of $914,000 offset by net income, decrease in accounts receivable, accounts payable, and payroll liabilities aggregating to $732,000.

         Capital expenditures for the quarters ended March 31, 2001 and 2000 were $117,000 and $172,000 respectively. The Company intends to use approximately $2.0 million of its available cash to expand its existing operations, including approximately $1.2 million for the eventual expansion of the Company's recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and the expansion is expected to be operational by the end of 2001 (including additional purchase of hardware and software with respect thereto). Because the Company currently has a sufficient supply of IT professionals awaiting deployment, as well as a shift in the Company's strategic focus in favor of domestic sales growth, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

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

                  The following table summarizes the expenses incurred for the Company's account in connection with the Offering:

                     Underwriting discounts                       $1,050,000
                     Finder's fees                                        --
                     Expenses paid to or for underwriters                 --
                     Other expenses                                  775,000
                                                                  ----------
                     TOTAL                                        $1,825,000


                  The following table summarizes the amount of net offering proceeds to the Company ($13,175,000) used for the purposes listed below:

                     Construction of plant, building                      $0
                       and facilities
                     Purchase and installation of machinery        3,205,000
                       and equipment
                     Acquisition of other business(es)                     0
                     Repayment of indebtedness                       775,000
                     Working capital                                       0
                     Temporary investments*                        9,195,000
                     Other Purposes                                        0
                                                                 -----------
                     Total                                       $13,175,000


-------------

 *Approximately $5,500,000 of such amount is currently invested in a Prudential money market mutual fund with the balance invested in certificates of deposit with PNC Bank.

Item 3.  Defaults Upon Senior Securities -- Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- Not applicable

Item 5.  Other Information -- Not applicable

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. - Incorporated by reference to the registrant's Current Report on Form 8-K dated March 30, 2001.

         (b)      Reports on Form 8-K:

                  A report was filed on Form 8-K dated March 30, 2001. The registrant reported on the acquisition of Oakwood Technical Services Limited, European Software Services (UK) Limited, and Reflex I.T. Solutions Limited, each a United Kingdom Company (collectively, the "UK Companies"). No financial statements were filed in connection with such report.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UBICS, Inc.
                                                  (Registrant)


                                                  By: /s/Robert Harbage
                                                      -----------------
                                                         Robert Harbage
                                                         President & CEO
                                                         May 15, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on May 15, 2001.

                                                  /s/Vijay Mallya
                                                  ---------------------------
                                                  Vijay Mallya
                                                  Chairman and Director

                                                  /s/Robert Harbage
                                                  ---------------------------
                                                  Robert Harbage
                                                  President, CEO and Director
                                                  (Principal Executive Officer)

                                    /s/Babu Srinivas
                                    ------------------------------------
                                    Babu Srinivas
                                    Vice President - Finance and Accounting
                                    And Acting Chief Financial Officer
                                    (Principal Finance & Accounting Officer)


                                    /s/Scott Heldfond
                                    ------------------------------------
                                    Scott Heldfond
                                    Director

                                    /s/Kent D. Price
                                    ------------------------------------
                                    Kent D. Price
                                    Director

                                    /s/Christopher C. Melton, Sr.
                                    ------------------------------------
                                    Christopher C. Melton, Sr.
                                    Director

                                    /s/Rahul Merchant
                                    ------------------------------------
                                    Rahul Merchant
                                    Director


                                    /s/Manohar B. Hira
                                    ------------------------------------
                                    Manohar B. Hira
                                    Director