Form 10-Q
period 2001-06-30
UBICS INC
filed 2001-08-13
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________

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

         As of August 9, 2001, 6,999,451 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I - - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of June 30, 2001 and December 31, 2000                                     3

         Statements of Operations for the three months ended June 30, 2001 and
         2000 and the six months ended June 30, 2001 and 2000                                         4

         Statements of Cash Flows for the six months ended June 30, 2001 and 2000                     5

         Notes to Unaudited Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition        8

PART II - - OTHER INFORMATION                                                                        13

Item 1.  Legal Proceedings                                                                           13

Item 2.  Changes in Securities and Use of Proceeds                                                   13

Item 3.  Defaults upon Senior Securities                                                             14

Item 4.  Submission of Matters to a Vote of Security Holders                                         14

Item 5.  Other Information                                                                           14

Item 6.  Exhibits and Reports on Form 8-K                                                            14

SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                      ----             ----
                                                   (Unaudited)       (Audited)
                           ASSETS
Current assets:
  Cash and cash equivalents ...................      $  7,847        $ 10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $1,100 and $1,200,
     respectively..............................         5,206           5,743
  Unbilled receivables ........................         2,079           2,412
  Employee advances ...........................            59              83
  Prepaids and other ..........................         1,543             683
  Deferred tax asset ..........................           607             607
                                                     --------        --------
     Total current assets .....................        17,341          20,005
                                                     --------        --------
Property and equipment:
  Leasehold improvements ......................            76              40
  Vehicles ....................................            73              89
  Computer equipment and software .............         1,680           2,214
  Furniture and fixtures ......................           794             696
  Office and other equipment ..................            89              93
                                                     --------        --------
     Total property and equipment .............         2,712           3,132
  Accumulated depreciation ....................        (1,081)           (849)
                                                     --------        --------
     Net property and equipment ...............         1,631           2,283
                                                     --------        --------
     Goodwill, net of accumulated amortization
        of $56 and $146, respectively .........         3,595           1,627
    Notes receivable ..........................           983             983
                                                     --------        --------
          Total assets ........................      $ 23,550        $ 24,898
                                                     ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................      $  2,624        $  2,649
  Payroll liabilities .........................         2,016           2,246
  Other current liabilities ...................           690             557
  Due to affiliates, net ......................            24              --
                                                     --------        --------
    Total current liabilities .................         5,354           5,452
  Deferred tax liabilities ....................           122             122
                                                     --------        --------
     Total liabilities ........................         5,476           5,574
                                                     --------        --------
Common stock, subject to redemption, 183,200
shares issued and outstanding .................           550             550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
   shares authorized, no shares issued and
     outstanding ..............................            --              --
  Common stock, $0.01 par value, 20,000,000
  shares authorized, 6,849,151 and 6,849,151
  shares issued, respectively .................            68              68
  Additional paid-in capital ..................        14,035          14,035
  Treasury stock - 20,200 shares, at cost .....          (100)           (100)
  Retained earnings ...........................         3,521           4,771
                                                     --------        --------
     Total stockholders' equity ...............        17,524          18,774
                                                     --------        --------
          Total liabilities and stockholders'
            equity ............................      $ 23,550        $ 24,898
                                                     ========        ========


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                            STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months                        Six Months
                                                       Ended June 30,                     Ended June 30,
                                               -----------------------------       ----------------------------
                                                  2001              2000              2001             2000
                                               (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                               -----------       -----------       -----------      -----------
Revenues                                       $   10,599        $   10,213        $   21,376        $   19,532
Cost of revenues                                    7,740             7,435            16,356            14,323
                                               ----------          ------          ----------        ----------
  Gross profit                                      2,859             2,778             5,020             5,209
Selling, general and
  administrative expense                            3,783             3,309             7,192             5,626
                                               ----------          ------          ----------        ----------
Loss  from operations                                (924)             (531)           (2,172)             (417)
Interest income, net                                  101               171               247               329
                                               ----------          ------          ----------        ----------
Loss  before income taxes                            (823)             (360)           (1,925)              (88)
(Benefit ) / provision  for income taxes             (288)              (11)             (675)               94
                                               ----------          ------          ----------        ----------
 Net Loss                                      $     (535)       $     (349)       $   (1,250)       $     (182)
                                               ==========        ==========        ==========        ==========
Basic and diluted loss  per share              $    (0.08)         $(0.05 )        $    (0.18)       $    (0.03)
                                               ==========        ==========        ==========        ==========

Weighted average shares outstanding             7,012,151         6,479,800         7,012,151         6,479,800
Diluted  average shares outstanding             7,012,151         6,479,800         7,012,151         6,479,800


   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                     Six Months
                                                    Ended June 30,
                                             -----------------------------
                                                2001              2000
                                             (Unaudited)       (Unaudited)
                                             -----------       -----------

Cash flows from operating activities:
  Net loss                                    $(1,250)          $  (182)
  Adjustments to reconcile net
     loss to net cash used  by
     operating activities--
     Depreciation                                 232               169
     Amortization of goodwill                      91                --
    Asset impairment                              618                --
     Stock based compensation                      --               252
     Changes in operating assets and
       liabilities--
       Accounts receivable, net                   705               127
       Unbilled receivables                       510            (1,151)
       Employee advances                           24               (28)
       Other long term asset                       --              (733)
       Due to affiliates, net                      24                74
       Prepaids and other                        (864)             (191)
       Accounts payable                          (622)               58
       Payroll liabilities                       (230)              474
       Accrued taxes and other
          current liabilities                  (1,850)              575
                                              -------           -------
     Net cash used by
       operating activities                    (2,612)             (556)
                                              -------           -------

Cash flows from investing activities:
  Purchases of property and
     equipment                                   (159)             (246)
     Cash of acquired entity                      141                --
                                              -------           -------
     Net cash used by investing activities        (18)             (246)
Net decrease in cash
  and cash equivalents                         (2,630)             (802)
Cash and cash equivalents, at
  beginning of period                          10,477            12,027
                                              -------           -------
Cash and cash equivalents, at
  end of period                               $ 7,847           $11,225
                                              =======           =======

Supplemental data:
  Cash payments for income taxes              $   108           $   212
  Acquisition
     Fair value of :
     Assets acquired                          $ 2,447                --
     Liabilities assumed                         (605)               --
     Due to seller                             (1,983)               --
     Cash acquired                            $  (141)               --

   The accompanying notes are an integral part of these financial statements.

                                   UBICS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION:

    The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 as filed on March 30, 2001.


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


3.  RELATED PARTY TRANSACTIONS:

     As of June 30, 2001, the Company had a net payable to the UB Group, totaling $24, resulting from its share of rent payable to the UB Group for premises occupied by the Company in Bangalore, India.


4. EARNINGS PER SHARE:

    Under Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. Treasury shares are treated as retired for earnings per share purposes.

The following table reflects the calculation of earnings per share under SFAS No. 128:


THREE MONTHS ENDED  JUNE 30                           2001          2000
---------------------------                           ----          ----

BASIC EARNINGS PER SHARE
Net loss                                             $(535)        $(349)
DIVIDED BY:
Weighted average common shares                   7,012,151     6,479,800
Basic loss per share                                $(0.08)       $(0.05)
                                                ----------    ----------

DILUTED EARNINGS PER SHARE:
Net loss                                             $(535)        $(349)
DIVIDED BY:
Weighted average common shares                   7,012,151     6,479,800
Dilutive effect of options                              --            --
                                                ----------    ----------
Dilutive average common shares                   7,012,151     6,479,800
Diluted loss per share                              $(0.08)       $(0.05)




SIX  MONTHS ENDED JUNE 30                             2001          2000
-------------------------                             ----          ----

BASIC EARNINGS PER SHARE
Net loss                                          $(1,250)         $(182)
DIVIDED BY:
Weighted average common shares                   7,012,151     6,479,800
Basic loss per share                                $(0.18)       $(0.03)
                                                ----------    ----------

DILUTED EARNINGS PER SHARE:
Net loss                                           $(1,250)       $ (182)
DIVIDED BY:
Weighted average common shares                   7,012,151     6,479,800
Dilutive effect of options                              --            --
                                                ----------    ----------
Dilutive average common shares                   7,012,151     6,479,800
Diluted loss per share                              $(0.18)       $(0.03)

    The effect of the assumed exercise of stock options to purchase an aggregate of 411,000 shares of the Company's common stock for the three months and six months ended June 30, 2000 and 1,246,000 shares for the comparable periods in 2001 have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive as a result of the net loss incurred in such periods.


5.  ACQUISITION:

The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited in the United Kingdom on March 30, 2001 for a consideration of 1.4 million British Pounds. The consideration is payable as follows :

(a) An amount of 490,000 British Pounds by wire transfer to the seller on closing

(b) Second installment of 303,333 British Pounds payable six months after the closing

(c) Third installment of 303,333 British Pounds payable on the first anniversary of the closing date; and

(d) Fourth and final installment of 303,334 British Pounds payable eighteen months after the closing date.

The excess of the purchase price over the net assets acquired ( $2,059 ) has been allocated to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 1 of this report.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition contain certain forward looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forwardlooking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations (specifically immigration laws), competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company's marketing efforts and the demand for outsourced IT professionals. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forwardlooking statements.

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

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of June 30, 2001, 72 IT professionals, or approximately one-fourth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Practice Managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. Approximately 33% of the Company's revenues were derived from IT professionals deployed from subcontractors for the three months ended June 30, 2001. As of June 30, 2001, IT professionals deployed from subcontractors comprised 76 of the Company's 252 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 615 clients in a range of industries and currently has IT professionals deployed at nearly 152 of these clients. The Company's five largest clients accounted for approximately 23% of revenues for the second quarter of 2001. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a range of industries in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

         On March 30, 2001, the Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited in the United Kingdom for a consideration of 1.4 million British pounds.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                  PERCENTAGE OF REVENUES

                                                          THREE MONTHS                 SIX MONTHS
                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                         --------------              --------------
                                                       2001          2000          2001          2000
                                                       ----          ----          ----          ----
Revenues ...........................................   100.0%        100.0%        100.0%        100.0%
Cost of revenues ...................................    73.0          72.8          76.5          73.3
                                                       -----         -----         -----         -----
Gross profit .......................................    27.0          27.2          23.5          26.7
Selling, general and administrative expense ........    35.7          32.4          33.6          28.8
                                                       -----         -----         -----         -----
Loss  from operations ..............................    (8.7)         (5.2)        (10.1)         (2.1)
Interest income net ................................     0.9           1.7           1.1           1.7
                                                       -----         -----         -----         -----
Loss before income taxes ...........................    (7.8)         (3.5)         (9.0)         (0.4)
(Benefit) / Provision for income taxes .............    (2.7)         (0.1)         (3.2)          0.5
                                                       -----         -----         -----         -----
Net loss ...........................................    (5.1)%        (3.4)%        (5.8)%        (0.9)%
                                                       =====         =====         =====         =====



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

Revenues

         Revenues for the quarter ended June 30, 2001 were $10.6 million, compared to $10.2 million for the quarter ended June 30, 2000, an increase of $0.4 million, or 3.9%. The increase in revenues was due to higher average billing rates. The number of deployed IT professionals decreased to 250 at June 30, 2001 from 310 at June 30, 2000, and the Company broadened its client base since inception to 638 clients through June 30, 2001 from 500 clients through June 30, 2000.


Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended June 30, 2001 was $2.9 million, compared to $2.8 million for the quarter ended June 30, 2000, an increase of $0.1 million, or 3.6%. Gross profit as a percentage of revenues decreased to 27.0% for the quarter ended June 30, 2001 from 27.2% for the quarter ended June 30, 2000. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for the quarter ended June 30, 2001, were $3.8 million, compared to $3.3 million for the quarter ended June 30, 2000, an increase of $0.5 million, or 14.3%. Selling, general and administrative expenses as a percentage of revenues increased to 35.7% for the quarter ended June 30, 2001, from 32.4% for the comparable quarter in 2000. The increase in expenses was primarily due to the write-off of $0.6 million of excess costs related to the in-house implementation of Peoplesoft human resource/finance software.

Interest Income, net

         Interest income, net for the quarter ended June 30, 2001, was $101,000 compared to interest income of $171,000 for the quarter ended June 30, 2000. The decrease resulted from the reduction in the amount available for short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 35.0% for the quarter ended June 30, 2001, compared to 3.1% for the quarter ended June 30, 2000.

Net Loss

         Net loss for the quarter ended June 30, 2001 was $535,000, compared to a net loss of $349,000 for the quarter ended June 30, 2000, an increase of $186,000 or 53.3%. The net loss as a percentage of revenues increased to (5.1)% for the quarter ended June 30, 2000, compared to a net loss of (3.4)% for the quarter ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Revenues

         Revenues for the six months ended June30, 2001 were $21.4 million, compared to $19.5 million for the six months ended June 30, 2000, an increase of $1.8 million, or 9.4%. The increase in revenues was due to higher average billing rates. The number of deployed IT professionals decreased to 250 at June 30, 2001 from 310 at June 30, 2000, and the Company broadened its client base since inception to 638 clients through June 30, 2001 from 500 clients through June 30, 2000.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the six months ended June 30, 2001 was $5.0 million, compared to $5.2 million for the comparable period in 2000, a decrease of $0.2 million, or 3.6%. Gross profit as a percentage of revenues decreased to 23.5% for the six months ended June 30, 2001, from 26.7% for the comparable period in 2000. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the six months ended June 30, 2001 was $7.2 million, compared to $5.6 million for the same period of 2000, an increase of $1.6 million, or 27.8%. Selling, general and administrative expense as a percentage of revenues increased to 33.6% for the six months ended June 30, 2001, from 28.8% for the six months ended June 30, 2000. The increase in expenses was primarily due to the write-off of $0.6 million of excess costs related to in-house implementation of Peoplesoft, a human resource / finance software, greater salary expense due to staff and executive restructurings and greater visa processing costs.


Interest Income Net

         Interest income for the first six months of 2001 was $247,000, compared to interest income of $329,000 for the first six months of 2000. The decrease resulted from the reduction in the amount available for short term investments.

Provision for Income Taxes

         The Company's effective tax rate was 35.0% for the six months ended June 30, 2001,compared to 106.8% for the six months ended June 30, 2000.

Net Loss

         Net loss for the six months ended June 30, 2001 was $1.3 million, compared to a net loss of $0.2 million for the six months ended June 30, 2000, an increase of $1.1 million, or 587%. The net loss as a percentage of revenues increased to (5.8)% for the six months ended June 30, 2001, compared to a net loss of (0.9)% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of $13.2 million cash generated out of the initial public offering (the "Offering") have been to fund receivables and other working capital, reflecting the Company's growth. Net cash used by operating activities was $2.6 million for the six months ended June 30, 2001 compared to net cash used by operating activities of $0.6 million for the comparable period in 2000. Net cash used by operating activities for the six months ended June
30, 2001 is primarily due to a net loss of $1.3 million and $1.8 million due to an increase in other liabilities. Net cash used by operating activities for the six months ended June 30, 2000 is primarily due to an increase in unbilled receivables of $1.2 million and other long term asset of $0.7 million offset by a decrease in accounts receivable, accounts payable, payroll liabilities and other current liabilities aggregating to $1.2 million.

         Capital expenditures for the six months ended June 30, 2001 and 2000 were $159,000 and $246,000, respectively. The Company intends to use approximately $1.0 million of its available cash to complete the acquisition of 70% of the controlling interest in DSF Internet Services Private Limited, based in India, subject to completion of due diligence and execution of a definitive purchase agreement. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that the remaining proceeds from the Offering, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the goodwill impairment provisions of SFAS No 142 that are effective January 1, 2002 will have on its results of operations and financial position. Goodwill amortization of $62,362 per quarter will no longer be recorded beginning January 1, 2002.

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

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          Nothing to report under this item.

Item 2.   Changes in Securities and Use of Proceeds

          Nothing to report under this item.

Item 3.   Defaults Upon Senior Securities Nothing to report under this item.

Item 4.   Submission of Matters to a Vote of Security Holders

          Nothing to report under this item.

Item 5.   Other Information

          Nothing to report under this item.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (10)

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

          10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani (8)

          10.20 Agreement dated August 20, 1999 between the Company and Patrick Ghilani (8)

          10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas (8)

          10.22 Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (9)

          10.23 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

          10.24 Employment Agreement dated June 1, 2001 between the Company and Neil M. Ebner. (filed herewith)



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

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10_ for the quarter ended June 30, 2000.

(10) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001.


(b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UBICS, Inc.
                                            (Registrant)


Date: August 13, 2001

                                            By: /s/Robert C. Harbage
                                               -------------------------------
                                                Robert C. Harbage
                                                President


                                            By: /s/Neil M. Ebner
                                               -------------------------------
                                                Neil M. Ebner
                                                Vice President - Finance and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (10)

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

10.19 Employment Agreement dated June 22, 1998 between the Company and Patrick Ghilani (8)

10.20   Agreement dated August 20, 1999 between the Company and Patrick Ghilani
        (8)

10.21 Amendment to Employment Agreement dated as of January 1, 2000 between the Company and Babu Srinivas (8)

10.22   Employment Agreement dated June 7, 2000 between the Company and Robert
        C. Harbage (9)

10.22 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

10.24 Employment Agreement dated June 1, 2001 between the Company and Neil M. Ebner. (filed herewith)


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

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10_ for the quarter ended June 30, 2000.

(10) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001.