Form 10-Q/A
period 2001-06-30
UBICS INC
filed 2001-08-20
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                             INTRODUCTORY STATEMENT

         By this amendment, UBICS, Inc. ("UBICS" or the "Company") hereby corrects the Consolidated Balance Sheet table that was set forth in Part 1, Item 1, of the Form 10-Q for the period ended June 30, 2001 and filed with the Commission on August 13, 2001. The following table restates the Consolidated Balance Sheet in its entirety.

                                   UBICS, INC.

                                   Form 10-Q/A

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2001 (Unaudited) and December 31, 2000 (Audited)




SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   JUNE 30,     DECEMBER 31,
                                                     2001           2000
                                                   --------       --------
                                                  (Unaudited)     (Audited)

                    ASSETS
Current assets:
  Cash and cash equivalents .................      $ 7,847         $10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $1,200 and $1,100,
     respectively ...........................        5,206           5,743
  Unbilled receivables ......................        2,079           2,412
  Employee advances .........................           59              83
  Prepaids and other ........................        1,543             683
  Deferred tax asset ........................          607             607
                                                   -------         -------
     Total current assets ...................       17,341          20,005
                                                   -------         -------
Property and equipment:
  Leasehold improvements ....................           76              40
  Vehicles ..................................           73              89
  Computer equipment and software ...........        1,680           2,214
  Furniture and fixtures ....................          794             696
  Office and other equipment ................           89              93
                                                   -------         -------
     Total property and equipment ...........        2,712           3,132
  Accumulated depreciation ..................       (1,081)           (849)
                                                   -------         -------
     Net property and equipment .............        1,631           2,283
                                                   -------         -------
     Goodwill, net of accumulated
       amortization of $146 and $56,
       respectively .........................        3,595           1,627
    Notes receivable ........................          983             983
                                                   -------         -------
          Total assets ......................      $23,550         $24,898
                                                   =======         =======


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................      $ 2,624         $ 2,649
  Payroll liabilities .......................        2,016           2,246
  Other current liabilities .................          690             557
  Due to affiliates, net ....................           24              --
                                                   -------         -------
    Total current liabilities ...............        5,354           5,452
  Deferred tax liabilities ..................          122             122
                                                   -------         -------
     Total liabilities ......................        5,476           5,574
                                                   -------         -------
Common stock, subject to redemption, 183,200
shares issued and outstanding ...............          550             550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
   shares authorized, no shares issued and
     outstanding ............................           --              --
  Common stock, $0.01 par value, 20,000,000
   shares authorized, 6,849,151 and 6,849,151
   shares issued, respectively ..............           68              68
  Additional paid-in capital ................       14,035          14,035
  Treasury stock - 20,200 shares, at cost ...         (100)           (100)
  Retained earnings .........................        3,521           4,771
                                                   -------         -------
     Total stockholders' equity .............       17,524          18,774
                                                   -------         -------
          Total liabilities and stockholders'
            equity ..........................      $23,550         $24,898
                                                   =======         =======



   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001


                                            UBICS, Inc.
                                            (Registrant)

                                            By: /s/ Robert C. Harbage
                                               -------------------------------
                                                Robert C. Harbage
                                                President

                                            By: /s/ Neil M. Ebner
                                               -------------------------------
                                                Neil M. Ebner
                                                Vice President - Finance and
                                                Chief Financial Officer