Form 10-Q
period 2001-09-30
UBICS INC
filed 2001-11-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, 7,112,124 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


                     PART I - - FINANCIAL INFORMATION

                     Item 1.  Financial Statements

                              Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000     3

                              Consolidated Statements of Operations for the three months ended September
                              30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000        4

                              Consolidated Statements of Cash Flows for the nine months ended September
                              30, 2001 and 2000                                                              5

                              Notes to Unaudited Consolidated Financial Statements                           6

                     Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
                              Condition                                                                      9

                     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13

                     PART II - - OTHER INFORMATION                                                          14

                     Item 1.  Legal Proceedings                                                             14

                     Item 2.  Changes in Securities and Use of Proceeds                                     14

                     Item 3.  Defaults Upon Senior Securities                                               14

                     Item 4.  Submission of Matters to a Vote of Security Holders                           14

                     Item 5.  Other Information                                                             14

                     Item 6.  Exhibits and Reports on Form 8-K                                              14

                     SIGNATURES

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2001             2000
                                                                           ----             ----
                                                                       (UNAUDITED)        (AUDITED)
                      ASSETS
Current assets:
  Cash and cash equivalents .....................................        $  7,213         $ 10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $500 and $1,100,
     respectively ...............................................           3,650            5,743
  Unbilled receivables ..........................................           2,291            2,412
  Employee advances .............................................              57               83
  Prepaids and other ............................................           2,871              683
  Deferred tax asset ............................................             487              607
                                                                         --------         --------
     Total current assets .......................................          16,569           20,005
                                                                         --------         --------
Property and equipment:
  Leasehold improvements ........................................             134               40
  Vehicles ......................................................              89               89
  Computer equipment and software ...............................           1,235            2,214
  Furniture and fixtures ........................................             805              696
  Office and other equipment ....................................               0               93
                                                                         --------         --------
     Total property and equipment ...............................           2,263            3,132
  Accumulated depreciation ......................................          (1,101)            (849)
                                                                         --------         --------
     Net property and equipment .................................           1,162            2,283
                                                                         --------         --------
     Goodwill, net of accumulated amortization
        of $211 and $56, respectively ...........................           5,131            1,627
    Notes receivable ............................................             983              983
                                                                         --------         --------
          Total assets ..........................................        $ 23,845         $ 24,898
                                                                         ========         ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................        $  1,591         $  2,649
  Payroll liabilities ...........................................           2,379            2,246
  Other current liabilities .....................................           3,495              557
  Due to affiliates, net ........................................              24               --
                                                                         --------         --------
    Total current liabilities ...................................           7,489            5,452
  Long-term liabilities .........................................             407              122
                                                                         --------         --------
     Total liabilities ..........................................           7,896            5,574
                                                                         --------         --------
  Minority interest in consolidated subsidiary ..................              17               --
Common stock, subject to redemption, 183,200
    shares issued and outstanding ...............................             550              550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
    shares authorized, no shares issued and
    outstanding .................................................              --               --
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 7,068,324 and 6,849,151
    shares issued and outstanding, respectively .................              71               68
  Additional paid-in capital ....................................          14,171           14,035
  Treasury stock - 94,600 and 20,200 shares, at
    cost, respectively ..........................................            (166)            (100)
  Retained earnings .............................................           1,321            4,771
  Accumulated other comprehensive income ........................             (15)               0
                                                                         --------         --------
     Total stockholders' equity .................................          15,382           18,774
                                                                         --------         --------
          Total liabilities and stockholders'
            equity ..............................................        $ 23,845         $ 24,898
                                                                         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                     THREE MONTHS                            NINE MONTHS
                                                  ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                  -------------------                    -------------------
                                                2001                2000              2001                 2000
                                            (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Revenues                                    $     9,334         $    11,593        $    30,710         $    31,125
Cost of revenues                                  6,369               8,378             22,725              22,701
                                            -----------         -----------        -----------         -----------
  Gross profit                                    2,965               3,215              7,985               8,424
Selling, general and
  administrative expense                          5,871               2,753             13,063               8,379
Restructuring                                       892                   0                892                   0
                                            -----------         -----------        -----------         -----------
Income (loss) from operations                    (3,798)                462             (5,970)                 45
Interest income, net                                 70                 159                317                 488
                                            -----------         -----------        -----------         -----------
Income (loss) before income taxes                (3,728)                621             (5,653)                533
Provision (benefit) for income taxes             (1,528)                302             (2,203)                396
                                            -----------         -----------        -----------         -----------
    Net income (loss)                       $    (2,200)        $       319        $    (3,450)        $       137
                                            ===========         ===========        ===========         ===========
Basic and diluted earnings (loss)
   per share                                $     (0.31)        $      0.05        $     (0.49)        $      0.02
                                            ===========         ===========        ===========         ===========

Basic weighted average shares                 7,050,304           6,883,954          7,025,296           6,615,501
   outstanding
Diluted weighted average shares               7,050,304           6,899,290          7,025,296           6,744,655
   outstanding

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  NINE MONTHS
                                              ENDED SEPTEMBER 30,
                                          ---------------------------
                                             2001           2000
                                          (UNAUDITED)      (UNAUDITED)
                                          -----------      -----------

Cash flows from operating activities:
  Net income / (loss)                      $ (3,450)      $    139
  Adjustments to reconcile net
     loss to net cash used by
     operating activities--
     Depreciation                               527            271
     Amortization of goodwill                   156             28
    Asset impairment                            618             --
    Asset abandonment                           288
     Stock based compensation                                  252
     Changes in operating assets and
       liabilities--
       Accounts receivable, net               2,136           (943)
       Unbilled receivables                     379         (1,396)
       Employee advances                         26            (47)
       Other long term asset                                  (733)
       Due to affiliates, net                    24            108
       Deferred tax asset                       122
       Prepaids and other                    (2,176)           (65)
       Accounts payable                      (1,797)           489
       Payroll liabilities                      124            559
       Accrued taxes and other
          current liabilities                 1,321            628
                                                          --------
       Long-term liabilities                    283

     Net cash used by
       operating activities                  (1,419)          (710)
                                           --------       --------

Cash flows from investing activities:
  Purchases of property and
     equipment                                 (222)          (316)
     Cash of acquired entity                    144
     Cash paid for acquisitions              (1,701)
     Merger related expenses                                  (388)
                                           --------       ---------
     Net cash used by investing
        activities                           (1,779)          (704)
Financing Activities
  Treasury stock purchase                       (66)
  Total financing                               (66)
Net decrease in cash
  and cash equivalents                        (3,264)       (1,414)
Cash and cash equivalents, at
  beginning of period                        10,477         12,027
                                           --------       --------
Cash and cash equivalents, at
  end of period                            $  7,213       $ 10,613
                                           ========       ========

Supplemental data:
  Cash payments for income taxes           $              $    277
  Stock issued for purchase of
     SquareRadius, Inc.                                      1,175
  Acquisition
     Fair value of :
     Assets acquired                       $                    --
     Liabilities assumed                                        --
     Due to seller                                              --
     Cash acquired                         $                    --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   UBICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

3.       RELATED PARTY TRANSACTIONS:

     As of September 30, 2001, the Company had a net payable to the UB Group, totaling $24,000, resulting from its share of rent payable to the UB Group for premises occupied by the Company in Bangalore, India.

     Effective April 1, 2001, the Company has entered into an agreement to sublease office space from United Breweries of America. The terms of the agreement require the Company to pay United Breweries of America $7,700 per month through March 31, 2003. A total of $161,700 was charged to the restructuring charge for unused office space.

     As of September 30, 2001, the Company has written off $81,298 of accounts receivable from Amplified.com, following that company's bankruptcy and subsequent liquidation. The former Chief Executive Officer of Amplified.com serves on the Board of Directors of the Company.

4.       COMPREHENSIVE INCOME:

     Total comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                                                     THREE MONTHS                            NINE MONTHS
                                                  ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                  -------------------                    -------------------
                                                2001                2000              2001                 2000
                                            (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Net income (loss)                           $    (2,200)        $       319        $    (3,450)         $      137
Other comprehensive income
Foreign currency translation
  adjustments                                       (19)                 --                (19)                 --
 Gross profit                               $    (2,219)        $       319        $    (3,469)         $      137
                                            ===========         ===========        ===========          ==========

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

The following table reflects the calculation of earnings per share under SFAS No. 128 (dollars in thousands, except for per share amounts):

            THREE MONTHS ENDED  SEPTEMBER 30             2001                2000
            --------------------------------         -----------         -----------

            BASIC EARNINGS PER SHARE:
            Net income (loss)                        $    (2,200)        $       319
            DIVIDED BY:
            Weighted average common shares             7,050,304           6,883,954
            Basic earnings (loss) per share          $     (0.31)        $      0.05
                                                     ===========         ===========

            DILUTED EARNINGS PER SHARE:
            Net income (loss)                        $    (2,200)        $       319
            DIVIDED BY:
            Weighted average common shares             7,050,304           6,883,954
            Dilutive effect of options                        --              15,336
                                                     -----------         -----------
            Dilutive average common shares             7,050,304           6,899,290
            Diluted earnings (loss) per share        $     (0.31)        $      0.05
                                                     ===========         ===========


            NINE MONTHS ENDED SEPTEMBER 30               2001                 2000
            ------------------------------           -----------         -----------

            BASIC EARNINGS PER SHARE:
            Net income (loss)                        $    (3,450)        $       137
            DIVIDED BY:
            Weighted average common shares             7,025,296           6,615,501
            Basic earnings (loss) per share          $     (0.49)        $      0.02
                                                     ===========         ===========

            DILUTED EARNINGS PER SHARE:
            Net income (loss)                        $    (3,450)        $       137
            DIVIDED BY:
            Weighted average common shares             7,025,296           6,615,501
            Dilutive effect of options                        --             129,154
                                                     -----------         -----------
            Dilutive average common shares             7,025,296           6,744,655
            Diluted earnings (loss) per share        $     (0.49)        $      0.02
                                                     ===========         ===========


     The effect of the assumed exercise of stock options to purchase an aggregate of 1,002,000 shares of the Company's common stock for the three months and nine months ended September 30, 2001 and 1,210,000 shares for the comparable periods in 2000 have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive as a result of the net loss incurred in such periods.

6.       ACQUISITION:

The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited in the United Kingdom on March 30, 2001 for a consideration of 1.4 million Pounds Sterling. The consideration is payable as follows :

     (a) An amount of 490,000 Pounds Sterling by wire transfer to the seller on closing

     (b) Second installment of 303,333 Pounds Sterling payable six months after the closing date

     (c) Third installment of 303,333 Pounds Sterling payable on the first anniversary of the closing date; and

     (d) Fourth and final installment of 303,334 Pounds Sterling payable eighteen months after the closing date.

The excess of the purchase price over the net assets acquired ( $2,531,024 ) has been allocated to goodwill.

The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US$825,000. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its services in connection with the transaction. The $825,000 purchase price is payable as follows:

     (a) An amount of $87,500 by wire transfer to the seller as a down payment on June 5, 2001

     (b) An amount of $125,000 to the seller on the closing date

     (c) Second installment of $112,500 payable six months after the closing date

     (d) Third installment of $200,000 payable on the first anniversary of the closing date

     (e) Fourth installment of $200,000 payable eighteen months after the closing date

     (f) Fifth installment of $100,000 payable on the later of:

         i.   May 30, 2003

         ii. Ten days after all taxes payable by DSF in connection with the agreement have been determined

         iii. The business day following the date that UBICS receives payment of the working capital adjustment, if any, under the agreement

The $175,000 was paid to Fifth Dimension on the closing date. The 219,173 shares of the common stock of the Company were issued to Fifth Dimension on the closing date and deposited into escrow. The shares may be released to Fifth Dimension as follows:

     (a) 65,752 shares of the common stock of the Company may be released to Fifth Dimension at any time on or after the closing date

     (b) Second installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension six months after the closing date

     (c) Third installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension on the first anniversary of the closing date

     (d) Fourth installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension eighteen months after the closing date

     (e) Fifth installment of 21,916 shares of the common stock of the Company may be released to Fifth Dimension on the later of :

         i.   May 30, 2003

         ii. Ten days after all taxes payable by DSF in connection with the agreement have been determined

         iii. The business day following the date that UBICS received payment of the working capital adjustment, if any, under the agreement

The excess of the purchase price over the net assets acquired ($1,128,231) has been allocated to goodwill.

7.       USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United State requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

8.       RESTRUCTURING:

     The Company recorded a restructuring charge of $892,000 in the quarter ended September 30, 2001, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

9.       CHANGE OF ESTIMATE:

     As of July 1, 2001, the Company prospectively revised the remaining lives of its computer equipment, software, and furniture. This change reduced income for the three and nine months ended September 30, 2001 by $96,170 after related income taxes.

10.      SHARE REPURCHASE PROGRAM:

     On July 3, 2001, the Company announced that its Board of Directors had approved a stock repurchase plan for up to $500,000 of the total outstanding shares of the Company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of November 1, 2001, the Company has purchased 119,200 shares at a cost of $94,134 and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in-capital in accordance with generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). The following discussion should also be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2000 Form 10-K.

         Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include the Company's financial, growth, and liquidity projections, as well as statements concerning the Company's plans, strategies, intentions and beliefs concerning the Company's business, cash flows, costs, and the markets in which the Company operates.

These statements are based on information currently available to the Company, and the Company assumes no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for the Company's services, the highly-competitive market for the types of services that the Company offers, market conditions that could cause the Company's customers to reduce their spending for the Company's services or cause prospective customers to decide not to engage third-party providers of IT services, the Company's ability to acquire new businesses and to grow its existing businesses, the Company's ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and the Company's ability to reduce costs and conserve cash in an uncertain economic environment. While the Company cannot predict all of these risks and uncertainties, investors should also review the risks and uncertainties described in the 2000 Form 10-K.

OVERVIEW

         UBICS was founded in 1993 and now provides, together with its operating subsidiaries, information technology ("IT") professional services and e-commerce services to large and mid-sized organizations. UBICS and its subsidiaries provide their clients with a wide range of IT and e-commerce services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. UBICS' IT services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to e-commerce applications design and development projects, UBICS' services are provided on a fixed price basis.

         The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its e-commerce applications design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of September 30, 2001, 49 IT professionals, or nearly one-fifth of the Company's deployed IT professionals, were placed on such projects.

         UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Practice Managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. Approximately 31% of the Company's revenues was derived from IT professionals deployed from subcontractors for the three months ended September 30, 2001. As of September 30, 2001, IT professionals deployed from subcontractors comprised 81 of the Company's 235 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

         Since inception the Company has developed relationships with 638 clients in a range of industries and currently has IT professionals deployed at nearly 120 of these clients. The Company's five largest clients accounted for approximately 26% of revenues for the third quarter of 2001. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The

Company's strategy is to continue to provide services to clients in a range of industries in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

         On March 30, 2001, the Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited in the United Kingdom for a consideration of 1.4 million Pounds Sterling.

         On September 6, 2001, the Company, through its UBIX Computer Services Limited subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited in India for a purchase price of $825,000. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its services in connection with the transaction.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                              PERCENTAGE OF REVENUES

                                                  THREE MONTHS                   NINE MONTHS
                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                               -------------------          -------------------
                                               2001           2000          2001           2000
                                               ----           ----          ----           ----
Revenues .............................        100.0%         100.0%        100.0%         100.0%
Cost of revenues .....................         68.2           72.3          74.0           72.9
                                              -----          -----         -----          -----
Gross profit .........................         31.8           27.7          26.0           27.1
Selling, general and administrative ..         62.9           23.7          42.5           26.9
expense
Restructuring ........................          9.6            0.0           2.9            0.0
                                              -----          -----         -----          -----
Income / (Loss)  from operations .....        (40.7)           4.0         (19.4)           0.1
Interest income net ..................          0.7            1.4           1.0            1.6
                                              -----          -----         -----          -----
Loss before income taxes .............        (39.9)           5.4         (18.4)           1.7
(Benefit) / Provision for income taxes        (16.4)           2.6          (7.2)           1.3
                                              -----          -----         -----          -----
Income / (loss) before minority ......        (23.6)%          2.8%        (11.2)%          0.4%
interest
Minority interest in income of
consolidated subsidiary ..............          0.0            0.0           0.0            0.0
                                              -----          -----         -----          -----
Net income / (loss) ..................        (23.6)%          2.8%        (11.2)%          0.4%
                                              =====          =====         =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

         Revenues for the quarter ended September 30, 2001 were $9.3 million, compared to $11.6 million for the quarter ended September 30, 2000, a decrease of $2.3 million, or 19%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 235 at September 30, 2001 from 337 at September 30, 2000.

Gross Profit

         Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended September 30, 2001 was $3.0 million, compared to $3.2 million for the quarter ended September 30, 2000, a decrease of $0.2 million, or 6.3%. Gross profit as a percentage of revenues increased to 31.8% for the quarter ended September 30, 2001 from 27.7% for the quarter ended September 30, 2000. The increase in gross profit as a percentage of revenues resulted primarily from better management of its bench, i.e., its undeployed IT professionals, and more placements on ERP projects where the Company can charge higher hourly rates.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. SG&A expenses for the quarter ended September 30, 2001 were $5.9 million, compared to $2.8 million for the quarter ended September 30,

2000, an increase of $3.1 million or 110.7%. SG&A expenses for the quarter ended September 30, 2001 included $2.5 million of special charges. The weaker demand in the staffing industry led the Company to conduct a review of its internal operations and resulted in the following charges. The Company wrote-off $1.3 million of receivables that were deemed uncollectible. The Company recorded charges of approximately $800,000 associated with medical costs, vacation, variable executive compensation and payroll taxes. Also during the third quarter, the company accrued approximately $130,000 associated with preliminary results of a state sales tax review presently in progress. Finally, to conform with lives more predominantly used in the industry, a decision was made to change the estimated useful life for the Company's computers to three years from five years and change the useful life of furniture and equipment to five years from a seven years. This resulted in a charge of approximately $180,000. SG&A expenses as a percentage of revenues increased to 62.9% for the quarter ended September 30, 2001 from 23.7% for the comparable quarter in 2000.

Restructuring

         The Company recorded a restructuring charge of $892,000 in the quarter ended September 30, 2001, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income, Net

         Interest income, net for the quarter ended September 30, 2001, was $70,000 compared to interest income of $159,000 for the quarter ended September 30, 2000. The decrease resulted from the reduction in the amount of cash available for short term investments.

Provision (Benefit) for Income Taxes

         The Company's effective tax benefit was 41.0% for the quarter ended September 30, 2001, compared to an effective tax rate of 48.6% for the quarter ended September 30, 2000.

Net Income (Loss)

         Net loss for the quarter ended September 30, 2001 was $2,200,000, compared to net income of $319,000 for the quarter ended September 30, 2000, a decrease of $1,881,000 or 789.7%. The net loss as a percentage of revenues increased to (23.6)% for the quarter ended September 30, 2000, compared to net income of 2.8% for the quarter ended September 30, 2000. The decrease in net income was due to the $892,000 restructuring charge and the $2,465,000 special charge discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

         Revenues for the nine months ended September 30, 2001 were $30.7 million, compared to $31.1 million for the nine months ended September 30, 2000, a decrease of $0.4 million, or 1.3%. The decrease in revenues was due to weaker demand in the IT Staffing industry. The number of the Company's deployed IT professionals decreased to 235 at September 30, 2001 from 337 at September 30, 2000.

Gross Profit

         Gross profit for the nine months ended September 30, 2001 was $8.0 million, compared to $8.4 million for the comparable period in 2000, a decrease of $0.4 million, or 4.8%. Gross profit as a percentage of revenues decreased to 26.0% for the nine months ended September 30, 2001, from 27.1% for the comparable period in 2000. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the ratio of employee consultants waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expense

         SG&A expenses for the nine months ended September 30, 2001 were $13.1 million, compared to $8.4 million for the nine months ended September 30, 2000, an increase of $4.7 million or 56.0%. Included in the $13.1 million were $3.1 million of special charges. The weaker demand in the staffing industry led the Company to conduct a review of its internal operations and resulted in the following charges. The Company wrote down $1.3 million of receivables that were deemed uncollectible. The Company recorded charges of approximately $800,000 associated with medical costs, vacation, variable executive compensation and payroll taxes. The Company wrote off $618,000 of excess costs related to in-house implementation of PeopleSoft's ERP software. Also during the third quarter, the Company accrued approximately $130,000 associated with preliminary results of a state sales tax review presently in progress. Finally, to conform with lives more predominately used in the industry, a decision was made to change the estimated useful life for the Company's computers to three years from five years and change the useful life of furniture and equipment to five years from a seven years. This resulted in a charge of approximately $180,000. SG&A expenses as a percentage of revenues increased to 42.5% for the nine months ended September 30, 2001 from 26.9% for the comparable nine month period in 2000.

Restructuring

         The Company recorded a restructuring charge of $892,000 in the quarter ended September 30, 2001, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income Net

         Interest income for the first nine months of 2001 was $317,000, compared to interest income of $488,000 for the first six months of 2000. The decrease resulted from the reduction in the amount available for short term investments.

Provision (Benefit) for Income Taxes

         The Company's effective tax benefit was 39.0% for the nine months ended September 30, 2001, compared to an effective tax rate of 74.3% for the nine months ended September 30, 2000.

Net Income (Loss)

         Net loss for the nine months ended September 30, 2001 was $3.5 million, compared to net income of $0.1 million for the nine months ended September 30, 2000, a decrease of $3.6 million, or 360%. The net loss as a percentage of revenues increased to (11.2)% for the nine months ended September 30, 2001, compared to net income of 0.4% for the nine months ended September 30, 2000. The decrease in net income was due to the $892,000 restructuring charge and the $2,465,000 special charge discussed above, and a write-off of $618,000 of excess costs related to in-house implementation of PeopleSoft's ERP software.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $1.4 million for the nine months ended September 30, 2001 compared to net cash used by operating activities of $0.7 million for the comparable period in 2000. Net cash used by operating activities for the nine months ended September 30, 2001 is primarily due to a net loss of $3.4 million. Net cash used by operating activities for the nine months ended September 30, 2000 is primarily due to an increase in unbilled receivables of $1.4 million and accounts receivable of $0.9 million, offset by a decrease in accounts payable, payroll liabilities and other current liabilities aggregating to $1.7 million.

         Capital expenditures for the nine months ended September 30, 2001 and 2000 were $222,000 and $316,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that $7.2 in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

         The Company's functional currency for financial reporting purposes is the US Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Balance Sheet as a component of comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the goodwill impairment provisions of SFAS No 142 that are effective January 1, 2002 will have on its results of operations and financial position. Goodwill amortization of $64,759 per quarter will no longer be recorded beginning January 1, 2002.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial position and results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Item 2.  Changes in Securities and Use of Proceeds

         On September 6, 2001, the Company issued 219,173 shares of its common stock to Fifth Dimension Limited, a Mauritius company, in consideration of services rendered by Fifth Dimension Limited in connection with the Company's acquisition of 70% of the outstanding equity share capital of DSF Internet Services Private Limited, an Indian company. The offer and sale of such shares was not subject to registration under the Securities Act of 1933, as amended, (the "Securities Act"), because such offer and sale occurred outside the United States within the meaning of Rule 901 under the Securities Act.

Item 3.  Defaults Upon Senior Securities

         Nothing to report under this item.

Item 4.  Submission of Matters to a Vote of Security Holders

         Nothing to report under this item.

Item 5.  Other Information

         Nothing to report under this item.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:


                  2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

                  2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

                  3.1 Amended and Restated Certificate of Incorporation of UBICS, Inc. (1)

                  3.2      Amended and Restated Bylaws of UBICS, Inc. (1)

                           ----------------------------------------------

                      (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

                      (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

                      (3) Incorporated by reference to Form 8-K of the registrant dated September, 2001


(b)      Reports on Form 8-K:

         During the third quarter of 2001, UBICS filed with the SEC:

                  i. a Form 8-K, dated August 7, 2001, reporting that the common stock of the Company failed to meet the NASDAQ National Market continued listing requirement for minimum market value of a public float; and

                  ii. a Form 8-K, dated September 21, 2001, reporting the acquisition by the Company of DSF Internet Services Private Limited, a company incorporated under the laws of India.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UBICS, Inc.
                                         (Registrant)

Date: November 14, 2001

                                         By: /s/ Robert C. Harbage
                                         -------------------------------
                                         Robert C. Harbage
                                         President

                                         By: /s/ Neil M. Ebner
                                         -------------------------------
                                         Neil M. Ebner
                                         Vice President - Finance and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


                  2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

                  2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

                  3.1 Amended and Restated Certificate of Incorporation of UBICS, Inc. (1)

                  3.2      Amended and Restated Bylaws of UBICS, Inc. (1)

                           ----------------------------------------

                      (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

                      (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

                      (3) Incorporated by reference to Form 8-K of the registrant dated September 21, 2001