Form 10-Q/A
period 2001-09-30
UBICS INC
filed 2001-11-26
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      SEPTEMBER 30, 2001

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

         UBICS, Inc. hereby amends Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 in their entirety as set forth below. The amendment to Item 1 makes changes to the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and Notes 4, 5 and 6. The amendment to Item 2 makes changes to the Percentage of Revenues table under Results of Operations, and to the Liquidity and Capital Resources section.

                                   UBICS, INC.

                                   Form 10-Q/A

                                TABLE OF CONTENTS


 PART I - - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000     3

          Consolidated Statements of Operations for the three months ended
          September 30, 2001 and 2000 and the nine months ended September 30,
          2001 and 2000                                                                  4

          Consolidated Statements of Cash Flows for the nine months ended September      5
          30, 2001 and 2000

          Notes to Unaudited Consolidated Financial Statements                           6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of     9
          Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13

 PART II - - OTHER INFORMATION                                                          14

 Item 1.  Legal Proceedings                                                             14

 Item 2.  Changes in Securities and Use of Proceeds                                     14

 Item 3.  Defaults Upon Senior Securities                                               14

 Item 4.  Submission of Matters to a Vote of Security Holders                           14

 Item 5.  Other Information                                                             14

 Item 6.  Exhibits and Reports on Form 8-K                                              14

 SIGNATURES                                                                             15

 EXHIBIT INDEX                                                                          16

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                      2001                     2000
                                                                                      ----                     ----
                                                                                   (UNAUDITED)              (AUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents ..........................................              $  6,300                $ 10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $500 and $1,100,
     respectively ....................................................                 3,650                   5,743
  Unbilled receivables ...............................................                 2,291                   2,412
  Employee advances ..................................................                    57                      83
  Prepaids and other .................................................                 2,871                     683
  Deferred tax asset .................................................                   487                     607
                                                                                    --------                --------
     Total current assets ............................................                15,656                  20,005
                                                                                    --------                --------
Property and equipment:
  Leasehold improvements .............................................                   134                      40
  Vehicles ...........................................................                    91                      89
  Computer equipment and software ....................................                 1,324                   2,214
  Furniture and fixtures .............................................                   714                     696
  Office and other equipment .........................................                     0                      93
                                                                                    --------                --------
     Total property and equipment ....................................                 2,263                   3,132
  Accumulated depreciation ...........................................                (1,101)                   (849)
                                                                                    --------                --------
     Net property and equipment ......................................                 1,162                   2,283
                                                                                    --------                --------
     Goodwill, net of accumulated amortization
        of $211 and $56, respectively ................................                 5,131                   1,627
    Notes receivable .................................................                   983                     983
                                                                                    --------                --------
          Total assets ...............................................              $ 22,932                $ 24,898
                                                                                    ========                ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................              $  1,591                $  2,649
  Payroll liabilities ................................................                 2,379                   2,246
  Other current liabilities ..........................................                 2,582                     557
  Due to affiliates, net .............................................                    24                    --
                                                                                    --------                --------
    Total current liabilities ........................................                 6,576                   5,452
  Long-term liabilities ..............................................                   407                     122
                                                                                    --------                --------
     Total liabilities ...............................................                 6,983                   5,574
                                                                                    --------                --------
  Minority interest in consolidated subsidiary .......................                    17                    --
Common stock, subject to redemption, 183,200
shares issued and outstanding ........................................                   550                     550
Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
   shares authorized, no shares issued and
     outstanding .....................................................                  --                      --
  Common stock, $0.01 par value, 20,000,000
  shares authorized, 7,068,324 and 6,849,151
  shares issued and outstanding, respectively ........................                    71                      68
  Additional paid-in capital .........................................                14,171                  14,035
  Treasury stock - 94,600 and 20,200 shares, at cost,
  respectively .......................................................                  (166)                   (100)
  Retained earnings ..................................................                 1,321                   4,771
  Accumulated other comprehensive income .............................                   (15)                      0
                                                                                    --------                --------
     Total stockholders' equity ......................................                15,382                  18,774
                                                                                    --------                --------
          Total liabilities and stockholders'
            equity ...................................................              $ 22,932                $ 24,898
                                                                                    ========                ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                   THREE MONTHS                NINE MONTHS
                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                -------------------         -------------------
                                               2001           2000          2001          2000
                                            (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
                                            -----------    -----------   -----------    -----------
Revenues                                    $     9,334    $    11,593   $    30,710    $    31,125
Cost of revenues                                  6,369          8,378        22,725         22,701
                                            -----------    -----------   -----------    -----------
  Gross profit                                    2,965          3,215         7,985          8,424
Selling, general and
  administrative expense                          5,871          2,753        13,063          8,379
Restructuring                                       892              0           892              0
                                            -----------    -----------   -----------    -----------
Income (Loss) from operations                    (3,798)           462        (5,970)            45

Interest income, net                                 70            159           317            488
                                            -----------    -----------   -----------    -----------
Income (Loss) before income taxes                (3,728)           621        (5,653)           533

Provision (Benefit) for income taxes             (1,528)           302        (2,203)           396
                                            -----------    -----------   -----------    -----------

    Net income (loss)                       $    (2,200)   $       319   $    (3,450)   $       137
                                            ===========    ===========   ===========    ===========

Basic and diluted earnings (loss) per share $     (0.31)   $      0.05   $     (0.49)   $      0.02
                                            ===========    ===========   ===========    ===========


Basic weighted average shares outstanding     7,050,304      6,883,954     7,025,296      6,615,501
Diluted weighted average shares
outstanding                                   7,050,304      6,899,290     7,025,296      6,744,655



  The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            NINE MONTHS
                                         ENDED SEPTEMBER 30,
                                        --------------------
                                          2001        2000
                                       (UNAUDITED)  (UNAUDITED)
                                        --------    --------
Cash flows from operating activities:
  Net income/(loss)                     $ (3,450)   $    139
  Adjustments to reconcile net
     loss to net cash used by
     operating activities--
     Depreciation                            521         271
     Amortization of goodwill                156          28
     Asset impairment                        618          --
     Asset abandonment                       288          --
     Stock based compensation                 --         252
     Changes in operating assets and
       Liabilities--
       Accounts receivable, net            2,136        (943)
       Unbilled receivables                  379      (1,396)
       Employee advances                      26         (47)
       Other long term asset                  --        (733)
       Due to affiliates, net                 24         108
       Deferred tax asset                    122          --
       Prepaids and other                 (2,176)        (65)
       Accounts payable                   (1,797)        489
       Payroll liabilities                   124         559
       Accrued taxes and other
          current liabilities                473         628
       Long-term liabilities                 283          --
                                        --------    --------
     Net cash used by
       operating activities               (2,273)       (710)
                                        --------    --------

Cash flows from investing activities:
  Purchases of property and
     equipment                              (187)       (316)
     Cash of acquired entity                 144          --
     Cash paid for acquisitions           (1,676)         --
     Merger related expenses                (119)       (388)
                                        --------    --------
     Net cash used by investing           (1,838)       (704)
activities
Financing Activities
     Treasury stock purchase                 (66)         --
                                        --------    --------
     Total financing                         (66)         --
Net decrease in cash
  and cash equivalents                    (4,177)     (1,414)
Cash and cash equivalents, at
  beginning of period                     10,477      12,027
                                        --------    --------
Cash and cash equivalents, at
  end of period                         $  6,300    $ 10,613
                                        ========    ========

Supplemental data:
  Cash payments for income taxes        $     --    $    277
  Stock issued for purchase of
SquareRadius, Inc.                            --       1,175
  Stock issued for purchase of DSF
Internet Services Private Limited            138          --
  Acquisition
     Fair value of:
     Assets acquired                    $  4,092          --
     Liabilities assumed                    (665)         --
     Cash paid for acquisition            (1,676)         --
     Acquisition related expenses           (119)         --
     Stock issued for acquisition           (138)         --
     Due to seller                        (1,621)         --
     Minority interest                       (17)         --
                                        --------    --------
     Cash acquired                      $   (144)         --
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

4.   COMPREHENSIVE INCOME:

Total Comprehensive income for the three and nine months ended September 30, 2001 and 2000 was a follows (in thousands):

                                                               THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          -----------------------         -----------------------
                                                            2001            2000           2001            2000
                                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                          -------         -------         -------         -------
          Net income (loss)                               $(2,200)        $   319         $(3,450)        $   137
          Other comprehensive income
          Foreign currency translation adjustments            (15)             --             (15)             --
                                                          -------         -------         -------         -------
            Gross profit                                  $(2,215)        $   319         $(3,465)        $   137
                                                          =======         =======         =======         =======


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

The following table reflects the calculation of earnings per share under SFAS No. 128 (dollars in thousands, except for per share amounts):

          THREE MONTHS ENDED SEPTEMBER 30               2001               2000
          -------------------------------          -----------         -----------

          BASIC EARNINGS PER SHARE:
          Net income (loss)                        $    (2,200)        $       319
          DIVIDED BY:
          Weighted average common shares             7,050,304           6,883,954
          Basic earnings (loss) per share          $     (0.31)        $      0.05
                                                   ===========         ===========

          DILUTED EARNINGS PER SHARE:
          Net income (loss)                        $    (2,200)        $       319
          DIVIDED BY:
          Weighted average common shares             7,050,304           6,883,954
          Dilutive effect of options                        --              15,336
                                                   -----------         -----------
          Dilutive average common shares             7,050,304           6,899,290
          Diluted earnings (loss) per share        $     (0.31)        $      0.05
                                                   ===========         ===========


          NINE MONTHS ENDED SEPTEMBER 30                2001                2000
          ---------------------------------        -----------         -----------

          BASIC EARNINGS PER SHARE:
          Net income (loss)                        $    (3,450)        $       137
          DIVIDED BY:
          Weighted average common shares             7,025,296           6,615,501
          Basic earnings (loss) per share          $     (0.49)        $      0.02
                                                   ===========         ===========

          DILUTED EARNINGS PER SHARE:
          Net income (loss)                        $    (3,450)        $       137
          DIVIDED BY:
          Weighted average common shares             7,025,296           6,615,501
          Dilutive effect of options                        --             129,154
                                                   -----------         -----------
          Dilutive average common shares             7,025,296           6,744,655
          Diluted earnings (loss) per share        $     (0.49)        $      0.02
                                                   ===========         ===========


     Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect. The effect of the assumed exercise of stock options to purchase an aggregate of 1,002,000 shares of the Company's common stock for the three months and nine months ended September 30, 2001 have been excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive as a result of the net loss incurred in such periods. The number of anti-dilutive stock options (options whose exercise price is greater than the average UBICS stock price during the period) omitted from the computation of dilutive average common shares for the three months and nine months ended September 30, 2000 were 1,111,000 and 411,000, respectively.

6.   ACQUISITION:

The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited in the United Kingdom on March 30, 2001 for a consideration of 1.4 million Pounds Sterling. The consideration is payable as follows:

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

The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US$825,000. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its services in connection with the transaction. The $825,000 purchase price is payable as follows:

(a) An amount of $87,500 was paid by wire transfer to the seller as a down payment on June 5, 2001

(b)  An amount of $125,000 was paid to the seller on the closing date

(c) An amount of $612,500 was deposited into an escrow account on September 28,2001. Of such amount, $112,500 may be released to the seller six months after the closing date, $200,000 may be released to the seller on the first anniversary of the closing date, $200,000 may be released to the seller eighteen months after the closing date, and the remaining $100,000 may be released to the seller on the later of:
          i.   May 30, 2003
          ii. Ten days after all taxes payable by DSF in connection with the agreement have been determined
          iii. The business day following the date that UBICS receives payment of the working capital adjustment, if any, under the agreement.

The $175,000 was paid to Fifth Dimension on the closing date. The 219,173 shares of the common stock of the Company were issued to Fifth Dimension on the closing date and deposited into escrow. The shares may be released to Fifth Dimension as follows:

     (a) 65,752 shares of the common stock of the Company may be released to Fifth Dimension at any time on or after the closing date
     (b) Second installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension six months after the closing date
     (c) Third installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension on the first anniversary of the closing date
     (d) Fourth installment of 43,835 shares of the common stock of the Company may be released to Fifth Dimension eighteen months after the closing date
     (e) Fifth installment of 21,916 shares of the common stock of the Company may be released to Fifth Dimension on the later of:
          i.   May 30, 2003
          ii. Ten days after all taxes payable by DSF in connection with the agreement have been determined
          iii. The business day following the date that UBICS received payment of the working capital adjustment, if any, under the agreement

The excess of the purchase price over the net assets acquired ( $1,128,231 ) has been allocated to goodwill.

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

10.  SHARE REPURCHASE PROGRAM:

     On July 3, 2001, the Company announced that its Board of Directors had approved a stock repurchase plan for up to $500,000 of the total outstanding shares of the Company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of November 1, 2001, the Company has purchased 119,200 shares at a cost of $94,134 and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in capital in accordance with generally accepted accounting principles.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                             PERCENTAGE OF REVENUES

                                                            THREE MONTHS                 NINE MONTHS
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                         -------------------         -------------------
                                                        2001          2000          2001           2000
                                                       -----          -----         -----          -----
          Revenues                                     100.0%         100.0%        100.0%         100.0%
          Cost of revenues ....................         68.2           72.3          74.0           72.9
                                                       -----          -----         -----          -----
            Gross profit ......................         31.8           27.7          26.0           27.1
          Selling, general and administrative
          expense .............................         62.9           23.7          42.5           26.9
          Restructuring .......................          9.6            0.0           2.9            0.0
                                                       -----          -----         -----          -----
          Income (Loss) from operations .......        (40.7)           4.0         (19.4)           0.1
          Interest income, net ................          0.8            1.4           1.0            1.6
                                                       -----          -----         -----          -----
          Income (Loss) before income taxes ...        (39.9)           5.4         (18.4)           1.7
          Provision (Benefit) for income taxes         (16.4)           2.6          (7.2)           1.3
                                                       -----          -----         -----          -----
          Net Income (Loss) ...................        (23.6)%          2.8%        (11.2)%          0.4%




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

Interest Income, Net

         Interest income, net for the quarter ended September 30, 2001, was $70,000 compared to interest income of $159,000 for the quarter ended September 30, 2000. The decrease resulted from the reduction in the amount of cash available for short-term investments.

Provision (Benefit) for Income Taxes

         The Company's effective tax benefit was 41.0% for the quarter ended September 30, 2001, compared to an effective tax rate of 48.6% for the quarter ended September 30, 2000.

Net Income (Loss)

         Net loss for the quarter ended September 30, 2001 was $2,200,000, compared to net income of $319,000 for the quarter ended September 30, 2000, a decrease of $1,881,000 or 789.7%. The net loss as a percentage of revenues increased to (23.6)% for the quarter ended September 30, 2000, compared to net income of 2.8% for the quarter ended September 30, 2000. The decrease in net income was due to a $892,000 restructuring charge and a $2,465,000 special charge.

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

Interest Income Net

         Interest income for the first nine months of 2001 was $317,000, compared to interest income of $488,000 for the first nine months of 2000. The decrease resulted from the reduction in the amount available for short-term investments.

Provision (Benefit) for Income Taxes

         The Company's effective tax benefit was 39.0% for the nine months ended September 30, 2001, compared to an effective tax rate of 74.3% for the nine months ended September 30, 2000.

Net Income (Loss)

         Net loss for the nine months ended September 30, 2001 was $3.5 million, compared to net income of $0.1 million for the nine months ended September 30, 2000, a decrease of $3.6 million, or 360%. The net loss as a percentage of revenues increased to (11.2)% for the nine months ended September 30, 2001, compared to net income of 0.4% for the nine months ended September 30, 2000. The decrease in net income was due to a $892,000 restructuring charge, a $2,465,000 special charge, and a write-off of $618,000 of excess costs related to in-house implementation of PeopleSoft's ERP software.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $2.3 million for the nine months ended September 30, 2001 compared to net cash used by operating activities of $0.7 million for the comparable period in 2000. Net cash used by operating activities for the nine months ended September 30, 2001 is primarily due to a net loss of $3.5 million. Net cash used by operating activities for the nine months ended September 30, 2000 is primarily due to an increase in unbilled receivables of $1.4 million and accounts receivable of $0.9 million, offset by a decrease in accounts payable, payroll liabilities and other current liabilities aggregating to $1.7 million.

         Capital expenditures for the nine months ended September 30, 2001 and 2000 were $187,000 and $316,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

         The Company currently anticipates that $6.3 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UBICS, Inc.
                                               (Registrant)

Date: November 26, 2001



                                               By: /s/ Neil M. Ebner
                                               -------------------------------
                                               Neil M. Ebner
                                               Vice President - Finance and
                                               Chief Financial Officer

         EXHIBIT INDEX


         2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc.(2)

         2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja(3)

         3.1      Amended and Restated Certificate of Incorporation of UBICS,
                  Inc.(1)

         3.2      Amended and Restated Bylaws of UBICS, Inc.(1)
                  ---------------------------------------------

         (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

         (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

         (3) Incorporated by reference to Form 8-K of the registrant dated September 21, 2001