Form 10-K405
period 2001-12-31
UBICS INC
filed 2002-04-01
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2001

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

                                    Yes  [ x ]  No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 15, 2002 (based on the closing price of such stock on the Nasdaq National Market on such date) was $3,955,064

          The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 15, 2002 was 6,938,709.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference into the indicated Part of this Form 10-K:

          Proxy Statement relating to 2002 Annual Meeting of Stockholders (Part
III), except for the performance graph, Report of the Compensation Committee and Report of the Audit Committee.

UBICS, INC.

                                   Form 10-K

                               TABLE OF CONTENTS
                               -----------------

  PART I                                                                                           Page
                                                                                                   ----

Item 1.     Business                                                                                1

Item 2.     Properties                                                                              6

Item 3.     Legal Proceedings                                                                       6

Item 4.     Submission of Matters to a Vote of Security Holders                                     7

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                   7

Item 6.     Selected Financial Data                                                                 8

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   8

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk                              15

Item 8.     Financial Statements and Supplementary Data                                            15

                Management's Responsibility for Financial Reporting

                Report of Independent Public Accountants

                Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

                Consolidated Statements of Operations for the years ended December 31,
                2001, 2000 and 1999

                Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001

                Consolidated Statements of Cash Flows for the years ended December 31,
                2001, 2000 and 1999

                Notes to Consolidated Financial Statements


PART III

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  33

Item 10.    Directors and Executive Officers of the Registrant                                    33

Item 11.    Executive Compensation                                                                34

Item 12.    Security Ownership of Certain Beneficial Owners and Management                        34

Item 13.    Certain Relationships and Related Transactions                                        34

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                       34

SIGNATURES                                                                                        37


PART I

Item 1.  Business

Summary

  UBICS, Inc. ("UBICS" or the "Company") provides information technology ("IT") professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning ("ERP") package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. During 2001, UBICS provided IT professional services to more than 250 clients in a range of industries and locations. Several of the Company's clients include Advance Auto Parts, Caterpillar, Eddie Bauer, General Electric, Johnson Controls, and The Hartford. UBICS' high standards for responsiveness and service quality promote growing client relationships and recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 200 IT professionals deployed with its clients worldwide.

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

  The Company completed the acquisitions of UBICS (UK) Limited (formerly Oakwood Technical Services Limited), Square Radius (UK) Limited (formerly European Software Services (UK) Limited) and Reflex I.T. Solutions Limited (collectively, "UBICS UK") in March 2001, and seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India in September 2001. During 2000, the Company had acquired Square Radius, Inc. (formerly Cobalt Creative, Inc.). The Company currently has offices in the Pittsburgh, Pennsylvania; Scottsdale, Arizona; London, U.K.; Bangalore, India and Delhi, India areas.


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

  The majority of the Company's services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client's project team. The Company's SquareRadius subsidiary provides web-site design services on a fixed-price basis. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of three months in duration involving a single IT professional to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that cannot be quickly replaced.

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

  The Company's SquareRadius subsidiary provides a complete cycle of service, from strategic planning and project management, to the creative and technical services required in the areas of website design and development, digital media, corporate design and branding, e-commerce and virtual tours. While most of this work is done at UBICS' facility in Scottsdale, Arizona, customer participation is generally very high. Customers seeking these services range from small start-ups to niche firms to large companies. The project length and scope can range from one week to year long development and marketing campaigns.

  The Company's UBICS UK subsidiaries engage in the business of information, consulting and technical services ranging from high-level strategic human resources planning to project outsourcing and on-site consulting.

  The Company's DSF subsidiary engages in the business of software development, including video/audio streaming, web designing and content management.

  The Company's services are described below:

                    UBICS SERVICES                                  METHODS/TOOLS                      DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------
Client/Server Design and                                 . Tools/Languages:                    . System design
Development                                                PowerBuilder, Visual Basic,         . Requirements analysis and
                                                           Developer 2000, Delphi, SQL           definition
                                                           Windows, Visual C++, Java,          . Data modeling
                                                           Lotus Notes, Smalltalk              . Prototyping
                                                                                               . Development
                                                         . Databases: Oracle,                  . Testing and
                                                           Informix, Sybase, SQL Server, Unify   implementation
                                                                                               . Network design
                                                         . CASE Tools: ER-Win,                 . Internet/intranet
                                                           Designer 2000, IEF                    solutions
                                                                                               . Legacy transformation/
                                                                                                 data porting

ERP Package Implementation                               . ERP Packages: Baan,                 . Implementation of
and Customization                                          PeopleSoft, Oracle, SAP               packaged
                                                                                                 software solutions
                                                                                               . Customization
                                                                                               . Integration
                                                                                               . Data modeling
                                                                                               . System support
                                                                                               . Database administration
                                                                                               . End-user training
--------------------------------------------------------------------------------------------------------------------------
E-Commerce / Internet                                    . Tools/Languages:                    . Web development, Internet/
                                                           Java, Pearl, CGI, Java Beans, HTML    intranet solutions, Applet
                                                           DHTML, ActiveX, ASP, Domino,          developments, Workflow,
                                                           Oracle Webserver                      Firewalls (security)
--------------------------------------------------------------------------------------------------------------------------
Applications Maintenance                                 . Programming environments:           . System design
Programming                                                COBOL, CICS, PL/1,                  . Development
                                                           RPG/400, COBOL/400                  . Program conversion
                                                                                               . Data conversion
                                                         . Databases: DB2, IMS, IDMS           . User interface conversion
                                                                                               . Testing and
                                                         . Y2K Tools: MicroFocus                 implementation
                                                           Revolve                             . Date conversion
--------------------------------------------------------------------------------------------------------------------------
 Database and System                                     . Databases: Oracle,                 . Database administration
 Administration                                            Informix, Sybase, SQL Server,      . Datawarehousing
                                                           Unify                              . Network administration
                                                         . Tools: HP OpenView,                . Unix and Windows NT
                                                           CiscoWorks, Bytex Network            System administration
                                                           Management System,
                                                           AT&T OneVision
--------------------------------------------------------------------------------------------------------------------------


Sales and Marketing

  UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 14 professionals. The Company serves the U.S. market primarily through its headquarters in the Pittsburgh, Pennsylvania area. UBICS leverages the mobility of its IT professionals and its centralized, low-overhead sales and marketing effort to service all areas of the U.S.

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

  The Company's efforts in the area of web design have been towards building a focused and penetrative approach. Utilizing the customer base in all areas of the Company, sales managers are compensated based on the development of additional services and products to these customers. Vertical focus areas within real estate, insurance, manufacturing, and financial services are identified through national, regional and local periodicals and research forums. The sales process begins with an initial phone call but outside sales is the primary communication model. A consultative and creative approach is taken to match the Company's services with the immediate needs of the potential customer. Once a formal proposal is submitted and approved, the customer is assigned a full time project manager who is responsible for delivery, quality, budget and coordination. Long term relationships are developed through adherence to strict timelines and quality standards.

Clients

  Substantially all of the Company's clients are large and mid-sized companies, systems integrators or other significant users of IT. During 2001, the Company provided services to over 250 clients in a range of industries. During 2001, approximately 21% of the Company's revenues were derived from its top five clients--The Hartford, Electronic Computer Services, Advent Inc., MRJ Technology Solutions and Visual Services. The Hartford accounted for approximately 9%, 6% and 5% of the Company's revenues for 2001, 2000 and 1999, respectively.

The following is a partial list of organizations to which the Company has provided, or is providing, services:

          Technology                         Retail                       Industrial
-------------------------------  ------------------------------  -----------------------------
         Ansys, Inc.                    Advance  Auto Parts                Caterpillar
     Creo Products, Inc.             Boscov's Department Stores             ABB Power
          GE Access                          Eddie Bauer                 Johnson Controls
McHugh Software International           Spartan Stores, Inc.             General Electric

     Consumer Products                     Financial
----------------------------  ------------------------------------
      Dow Corning                    AGFirst Farm Credit Union
   Fruit of the Loom               International Monetary Fund
     Greenheck Fans               Moodys Risk Management Service
Phillips-Van Heusen Corp.                 The Hartford


  The Company seeks to provide high quality, responsive service in order to maximize its client retention rate and secure follow-on engagements. A significant number of the Company's clients have selected UBICS to provide additional services.

Human Resources

  The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 2001, the Company had 204 IT professionals deployed at client sites. The Company currently has three full-time practice managers, all of whom have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting team dedicated to managing relationships with the Company's network of subcontractors. UBICS takes a proactive approach to recruiting based on skill requirement forecasts. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

  As a result of its relationship with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. The Company has also established a recruiting and training infrastructure in India.

  UBICS employs a stringent selection method that consists of a three-stage interview process. During the first stage, a general interview is conducted to gather background information and references. The candidate next has a technical interview with a technical panel, which is comprised of experts in their respective skill areas. During the final step, the candidate is interviewed to assess the candidate's client interaction skills and to verify the candidate's suitability for assignment to a project in the U.S.

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

  The Company's IT professionals typically have Masters or Bachelors degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 2001, the Company had 250 employees worldwide comprised of 177 IT professionals, 28 sales and marketing personnel and 45 general and administrative personnel. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

  The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 vendor subcontractors located worldwide. As of December 31, 2001, 74 of its deployed IT professionals, or approximately 36%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company's advantage, however, to maintain this subcontractor network to help meet its clients' needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

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

Item 2.  Properties

  The Company's corporate headquarters is located in the Borough of Canonsburg, Pennsylvania, approximately 15 miles south of Pittsburgh, Pennsylvania. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this 22,815 square foot facility which is leased by the Company pursuant to a lease agreement, which expires on August 27, 2003. The Company believes that this location has sufficient space for its current and anticipated near-term needs.

  The Company leased two facilities in Scottsdale, Arizona to house SquareRadius administrative personnel, production team, design team, and sales and marketing personnel. The first facility of 3,653 square feet is leased by the Company pursuant to a lease agreement which expires on May 31, 2003. The second facility is approximately 1,400 square feet which was leased pursuant to a lease agreement which expired on December 31, 2001 and was vacated. The Company also subleases a 4,439 square foot office in the San Francisco suburb of Sausalito, California for use as a sales and marketing office. The Company subleases this space from a member of the UB Group.

  The Company leases a facility in Bangalore City, India to house UBICS India Private Limited management, administrative personnel, human resources and technical personnel. The 5,000 square foot facility is leased by the Company pursuant to a lease agreement which expires on July 31, 2002.

  The Company leases a facility in Basingstoke, U.K., approximately 50 miles southwest of London, to house UBICS (UK) Limited and SquareRadius (UK) Limited management, administrative personnel, human resources, sales and marketing personnel and technical personnel. The 2,198 square foot facility is leased by the Company pursuant to a lease agreement which expires on August 4, 2002.

  The Company leases a facility in New Delhi to house DSF management, administrative personnel, human resources, sales and marketing personnel and technical personnel. The 4,000 square foot facility is leased by the Company pursuant to a lease agreement which expires on April 1, 2003.


Item 3.  Legal Proceedings

  The Company is not a party to any litigation that is expected to have a material adverse effect on the consolidated financial position, results of operation or liquidity of the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.


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

          Quarter Ended          High    Low
          ------------------    ------  -----

          March 31, 2000        $11.75  $2.56
          June 30, 2000         $ 5.25  $2.38
          September 30, 2000    $ 3.44  $2.25
          December 31, 2000     $ 2.38  $1.25

          March 31, 2001        $ 2.38  $1.38
          June 30, 2001         $ 1.74  $1.00
          September 30, 2001    $ 1.86  $0.48
          December 31, 2001     $ 0.83  $0.51


          As of March 20, 2002, there were approximately 70 record holders of Common Stock.

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

Item 6.   Selected Financial Data

                                                                                (In thousands, except per share data)

                                                                                         Year Ended December 31,
                                                                         -----------------------------------------------------
                   Income Statement Data:                                  2001          2000         1999      1998     1997
------------------------------------------------------------------       -------       -------      -------   -------  -------
Revenues..........................................................       $38,895       $42,324      $37,875   $30,314  $20,549
Cost of revenues..................................................        28,771        31,344       27,722    20,896   13,695
                                                                         -------       -------      -------   -------  -------
Gross profit......................................................        10,124        10,980       10,153     9,418    6,854
Selling, general and
  administrative expenses.........................................        15,631        10,635        8,849     6,495    3,738
Merger related expenses (1).......................................            --            --          869        --       --
Restructuring.....................................................           892           902           --        --       --
                                                                         -------       -------      -------   -------  -------
Income / (Loss) from operations...................................        (6,399)         (557)         435     2,923    3,116
Interest income, net..............................................           361           659          556       611       71
                                                                         -------       -------      -------   -------  -------
Income before income taxes........................................        (6,038)          102          991     3,534    3,187
Provision / (Benefit) for
   income taxes...................................................        (1,690)           95          382     1,438    1,307
                                                                         -------       -------      -------   -------  -------
Net income / (loss)...............................................       $(4,348)      $     7      $   609   $ 2,096  $ 1,880
                                                                         =======       =======      =======   =======  =======
Basic and diluted earnings / (loss)
  per share.......................................................        $(0.62)        $0.00        $0.09     $0.32    $0.36
                                                                         =======       =======      =======   =======  =======
Basic - weighted average shares...................................
  outstanding.....................................................         7,025         6,747        6,480     6,496    5,259
Diluted - weighted average shares
  outstanding.....................................................         7,025         6,831        6,489     6,530    5,275

                                                                        December 31,
                                                        -------------------------------------------
                   Balance Sheet Data:                    2001     2000     1999     1998     1997
------------------------------------------------------  -------  -------  -------  -------  -------
  Working capital.....................................  $ 7,548  $14,753  $15,544  $15,459  $15,158
  Total assets........................................   20,608   24,898   21,684   21,218   18,132
  Total debt..........................................       --       --       --       --       --
  Total stockholders' equity..........................   14,414   18,774   17,889   17,280   15,284

_________________

(1) These expenses relate to the termination of the Company's proposed acquisition of R Systems, Inc.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 8 of this report.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations specifically immigration laws, competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company's marketing efforts and the demand for outsourced IT professionals. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.

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

  The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of December 31, 2001, 44 IT professionals, or approximately one-fifth of the Company's deployed IT professionals, were placed on such projects.

  UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. During 2001, approximately 35% of the Company's revenues were derived from IT professionals deployed from subcontractors. As of December 31, 2001, IT professionals deployed from subcontractors comprised 74 of the Company's 204 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

  Since inception, the Company has developed relationships with 655 clients in a range of industries and currently has IT professionals deployed at nearly 103 of these clients. The Company's five largest clients accounted for approximately 21% of revenues for 2001. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

  On March 30, 2001, the Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited in the United Kingdom for a consideration of 1.4 million Pounds Sterling or approximately US$2.0 million. On December 21, 2001, the parties agreed to reduce the total consideration to be paid by the Company to 1.1 million Pounds Sterling or approximately US$1.6 million.

  On September 6, 2001, the Company, through its UBIX Computer Services Limited subsidiary, completed the acquisition of seventy percent (70)% of the equity share capital of DSF Internet Services Private Limited in India for a purchase price of $825,000. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its services in connection with the transaction.


Restructuring

  During 2001, the Company recorded a restructuring charge of $892,000, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to the elimination of 32 technical, sales & marketing and management positions.

  During 2000, the Company recorded a restructuring charge of $902,000, of which $450,000 was related to a payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 was related to a signing bonus paid to the Company's new Chief Executive Officer pursuant to his employment agreement and $352,000 represented the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

As of December 31, 2001, $639,000 of the restructuring charges remained as an accrual on the consolidated balance sheet.

Results of Operations

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                           Percentage of Revenues
                                                                    --------------------------------------
                                                                            Year Ended December 31,
                                                                    --------------------------------------
                                                                     2001            2000            1999
                                                                    ------           -----           -----
Revenues...................................................          100.0%          100.0%          100.0%
Cost of revenues...........................................           74.0            74.1            73.2
                                                                    ------           -----           -----
Gross profit...............................................           26.0            25.9            26.8
Selling, general and administrative expenses...............
                                                                      40.2            25.1            23.4
Merger related expenses (1)................................             --              --             2.3
Restructuring..............................................            2.3             2.1              --
                                                                    ------           -----           -----
Income / (Loss) from operations............................          (16.5)           (1.3)            1.1
Interest income, net.......................................            1.0             1.6             1.5
                                                                    ------           -----           -----
Income before income taxes.................................          (15.5)            0.2             2.6
Provision / (Benefit) for income taxes.....................           (4.3)            0.2             1.0
                                                                    ------           -----           -----
Net income / (loss)........................................         (11.2)%            0.0%            1.6%
                                                                    ======           =====           =====

------------
(1) These expenses relate to the termination of proposed acquisition of R Systems, Inc.


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

  Revenues for the year ended December 31, 2001 were $38.9 million, compared to $42.3 million for the year ended December 31, 2000, a decrease of $3.4 million, or 8%. The decrease in revenues was due to weaker demand in the IT staffing industry. This was partially offset by revenue generated by UBICS UK and DSF of $1.6 million and $81,000, respectively. The number of the Company's deployed IT professionals decreased to 204 at December 31, 2001 from 291 at December 31, 2000.

Gross Profit

  Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 2001 was $10.1 million, compared to $11.0 million for 2000, a decrease of $0.9 million, or 8%. The decrease in gross profit year over year was due primarily to the decrease in revenue for the same period. Gross profit as a percentage of revenues increased to 26.0% for 2001, compared to 25.9% for 2000.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses consists of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for 2001 were $15.6 million, compared to $10.6 million for 2000, an increase of $5.0 million, or 47%. Selling, general and administrative expenses as a percentage of revenues increased to 40.2% for 2001 from 25.1% for 2000. SG&A expenses for 2001 included $3.1 million of special charges. In the quarter ended June 30, 2001 the Company wrote-off $618,000 of excess costs related to the in-house implementation of PeopleSoft human resources/finance software. The weaker demand in the staffing industry led the Company to conduct a review of its internal operations and resulted in the following charges taken in the quarter ended September 30, 2001. The Company wrote-off $1.3 million of receivables that were deemed uncollectible. The Company recorded charges of approximately $800,000 associated with medical costs, vacation, variable executive compensation and payroll taxes. Also during the third quarter, the Company accrued approximately $130,000 associated with preliminary results of a state sales tax review presently in progress. Finally, to conform with lives more predominantly used in the industry, a decision was made to change the estimated useful life for the Company's computers to three years from five years and change the useful life of furniture and equipment to five years from seven years. This resulted in a charge of approximately $118,000. The remainder of the overall increase, approximately $1.9 million, was primarily comprised of incremental increases due to acquisitions of $1.4 million, increase in amortization and depreciation expense of $179,000, increases in goodwill expense of $170,000 and increase in marketing expense of $99,000.

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

Interest Income, net

  Interest income, net for 2001 was $361,000 compared to interest income, net of $659,000 for 2000. The decrease resulted from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision / (Benefit) for Income Taxes

  The Company's effective tax benefit was 28.0% for 2001 compared to an effective tax rate of 93.1% for 2000. The decrease is mainly due to the effect of nondeductible goodwill and the increase in pretax loss in 2001.

Net Income / (Loss)

  Net loss for 2001 was $4,348,000, compared to a net income of $7,000 for 2000, a decrease of $4,355,000. The net loss as a percentage of revenues decreased to (11.2)% for 2001, compared to a net income as a percentage of revenues of 0.0% for 2000. The decrease in net income was largely due to lower revenue, an $892,000 restructuring charge, special charges totaling $3.1 million and a reduction in interest income of approximately $300,000.

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

Gross Profit

  Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 2000 was $11.0 million, compared to $10.2 million for 1999, an increase of $0.8 million, or 8%. The increase in gross profit was primarily due to an increase in revenue of $4.4 million. Gross profit as a percentage of revenues decreased to 25.9% for 2000, from 26.8 for 1999. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in the percentage of employee IT professionals waiting to be deployed and from increases in rates charged by subcontractors.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for 2000 were $10.6 million, compared to $8.8 million for 1999, an increase of $1.8 million, or 20%. The increase in selling, general and administrative expenses was primarily due to an increase in selling, general and administrative personnel. Selling, general and administrative expenses as a percentage of revenues increased to 25.1% for 2000 from 23.4% for 1999.

Restructuring

  One-time expenses for 2000 were $902,000. The one-time expenses included $450,000 payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 paid to the Company's new Chief Executive Officer as a signing bonus pursuant to his employment agreement and $352,000 representing the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

Merger-related expenses

  Merger related expenses for 1999 were $869,000 or 2.3% as a percentage of revenues. These are non-recurring in nature and relate to the termination of the Company's proposed acquisition of R Systems, Inc.

Interest Income, net

  Interest income, net for 2000 was $659,000 compared to interest income, net of $556,000 for 1999. The increase resulted from reinvesting of interest earned on short term investments.

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

Quarterly Financial Information (unaudited)

                                                                  (In thousands except per share data)
                                                                             Quarter Ended
                                                         Mar. 31,        June 30,        Sep. 30,       Dec. 31,
                                                          2001            2001            2001           2001
                                                        --------------------------------------------------------
Revenues........................................        $10,777         $10,599         $ 9,334          $8,185
Income / (Loss) before income taxes.............         (1,102)           (823)         (3,728)           (385)
Provision / (Benefit) for income taxes..........           (387)           (288)         (1,528)            513
Net income / (loss).............................           (715)           (535)         (2,200)           (898)
Basic and diluted earnings / (loss) per
  share.........................................        $ (0.10)        $ (0.08)        $ (0.31)         $(0.13)


                                                           (In thousands except per share data)
                                                                       Quarter Ended
                                                      Mar. 31,      June 30,        Sep. 30,      Dec. 31,
                                                        2000          2000            2000          2000
                                                      ----------------------------------------------------
Revenues......................................         $9,319        $10,213        $11,593        $11,199
Income / (Loss) before income taxes...........            272           (360)           621           (431)
Provision / (Benefit) for income taxes........            105            (11)           302           (301)
Net income / (loss)...........................            167           (349)           319           (130)
Basic and diluted earnings / (loss) per
  share.......................................         $ 0.03        $ (0.05)       $  0.05        $ (0.02)

  Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount calculated for year end.

Liquidity and Capital Resources

  Net cash used by operating activities was $1.4 million for the year ended December 31, 2001 compared to net cash used by operating activities of $0.7 million for the comparable period in 2000. Net cash used by operating activities for the year ended December 31, 2001 is primarily due to a net loss of $4.3 million. The net loss was largely due to lower revenue, an $892,000 restructuring charge, special charges totaling $3.1 million and a reduction in interest income of approximately $300,000. Net cash used by operating activities for 2000 is primarily due to increase in accounts receivable of $1,559,000 offset by net income and non-cash charges for depreciation, goodwill and stock based compensation aggregating $695,000.

  Net cash used by investing activities was $2.8 million in 2001, an increase of $2.0 million compared to 2000. The increase was primarily due to the acquisition of UBICS UK and DSF for a combined $2.5 million offset with a decrease in purchases of property and equipment of $238,000 and decreases in merger related expenses of $269,000.

  Net cash used by financing activities was $140,000 in 2001, an increase of $140,000 compared to 2000. The increase was primarily due to the Company's stock repurchase program.

  In 2001, the Company continued its program to repurchase, from time to time, up to an additional $500,000 of its outstanding capital stock for investment or other general corporate purposes. This board approved repurchase program was announced on July 3, 2001. During 2001, the Company purchased 200,000 share of its capital stock at a total cost of $138,000, bringing the total number of shares purchased to 220,000 shares. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

  Capital expenditures for the years ended December 31, 2001 and 2000 were $183,000 and $415,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

  The Company currently anticipates that $7.1 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

Economic Trends

  In periods of an economic slowdown and in light of the recent terroristic activities, the Company may be subject to additional risks arising in connection with information technology infrastructure spending resulting in increased strain on the Company's financial condition.


Effect of Inflation

 The Company does not believe that its operations have been materially affected by inflation.


Recently Issued Financial Accounting Standards

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the goodwill impairment provisions of SFAS No. 142, that are effective January 1, 2002, will have on its consolidated results of operations and financial position. The adoption of SFAS No. 142 may have a material adverse effect on consolidated results of operation and financial position. Goodwill amortization of $259,036 per annum will no longer be recorded beginning
January 1, 2002.

  In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial position and results of operations.

U.S. Regulation of Immigration

  The Company's services historically have been performed in the U.S., and the Company has recruited most of its IT professionals outside the U.S. The Company's business, therefore, is subject to U.S. immigration laws. Over 90% of the Company's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 2000, this limit was reached in March. In the federal fiscal year ended September 30, 2001, this limit was not reached. The inability to obtain H-1B permits during the federal fiscal year ended September 30, 2000 resulted in increased use of subcontractor professionals by UBICS. The possible inability to obtain H-1B permits in future years could result in increased use of subcontractor professionals by UBICS.

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

  The U.S. government, in connection with its increase in the limit on H-1B permits, also imposed a fee to be paid by companies for new approvals and for renewals. The imposition of such fees has not had a material adverse impact on the Company's results of operations.

  Congress and administrative agencies with jurisdiction over immigration matters have, from time to time, expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating result and financial condition.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

  The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and accounts payable are approximately equivalent. All other financial instruments are classified as current as current and will be utilized within the next operating cycle.


Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplemental financial data required by this Item are set forth on the following pages.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


  The accompanying financial statements of UBICS, Inc. have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts based on management's best estimates and judgments.

  Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the Company's financial records reflect authorized transactions of the Company. The system of internal controls includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

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

  The Board of Directors will pursue its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, all the members of which are non-employee directors. The independent public accountants have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting.



/s/Dr. Vijay Mallya
---------------------
Dr. Vijay Mallya
Chairman and Director


/s/ Robert Harbage
---------------------
Robert Harbage
President, CEO and Director


/s/Neil M. Ebner
---------------------
Neil M. Ebner
Vice President Finance and Chief Financial Officer



March 27, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of UBICS, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
 February 18, 2002

                                  UBICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                            December 31,
                                                                     --------------------------
                                                                       2001               2000
                                                                     -------            -------
                           ASSETS
Current assets:
  Cash and cash equivalents...............................           $ 7,088            $10,477
  Accounts receivable, net of allowance for
     doubtful accounts of $500 and $1,100, respectively...             2,464              5,743
  Unbilled receivables....................................             1,665              2,412
  Employee advances.......................................                50                 83
  Prepaids and other......................................             1,051                683
  Deferred tax asset......................................               761                607
                                                                     -------            -------
     Total current assets.................................            13,079             20,005
                                                                     -------            -------
Property and equipment:
  Leasehold improvements..................................               135                 40
  Vehicles................................................                92                 89
  Computer equipment and software.........................             1,318              2,214
  Furniture and fixtures..................................               714                696
  Office and other equipment..............................                --                 93
                                                                     -------            -------
     Total property and equipment.........................             2,259              3,132
  Accumulated depreciation................................            (1,264)              (849)
                                                                     -------            -------
    Net property and equipment............................               995              2,283
                                                                     -------            -------
    Goodwill, net of accumulated amortization of $290
       and $56,                                                        4,376              1,627
        respectively......................................
    Notes receivable......................................               983                983
    Deferred tax asset and other long-term assets.........             1,175                 --
                                                                     -------            -------
          Total assets....................................           $20,608            $24,898
                                                                     =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................           $ 1,172            $ 2,649
  Payroll liabilities.....................................             2,323              2,246
  Other current liabilities...............................             1,935                357
  Deferred revenue........................................                91                 --
  Due to affiliates, net..................................                10                 --
                                                                     -------            -------
    Total current liabilities.............................             5,531              5,252
    Long-term liabilities.................................               100                322
                                                                     -------            -------
     Total liabilities....................................             5,631              5,574
                                                                     -------            -------

Minority interest in consolidated subsidiary..............                13                 --
Common stock, subject to redemption, $0.01 par value,
     183,200 shares issued and outstanding................               550                550

Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding..........................................                --                 --
  Common stock, $0.01 par value, 20,000,000
     shares authorized, 7,003,324 and 6,849,151 shares
     issued, respectively.................................                70                 68
  Additional paid-in capital..............................            14,171             14,035
  Treasury stock -220,115 and 20,200 shares, respectively,
     at cost..............................................              (239)              (100)
  Retained earnings.......................................               423              4,771
  Accumulated other comprehensive income / (loss).........               (11)                --
                                                                     -------            -------
     Total stockholders' equity...........................            14,414             18,774
                                                                     -------            -------
          Total liabilities and stockholders'
          equity..........................................           $20,608            $24,898
                                                                     =======            =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                            2001                2000              1999
                                                                      ----------          ----------        ----------
Revenues.....................................................         $   38,895          $   42,324        $   37,875
Cost of revenues.............................................             28,771              31,344            27,722
                                                                      ----------          ----------        ----------
  Gross profit...............................................             10,124              10,980            10,153
Selling, general and
  administrative expenses....................................             15,631              10,635             8,849
Merger related expenses......................................                 --                  --               869
Restructuring................................................                892                 902                --
                                                                      ----------          ----------        ----------
Income / (Loss) from
  operations.................................................             (6,399)               (557)              435
Interest income, net.........................................                361                 659               556
                                                                      ----------          ----------        ----------
Income before income taxes...................................             (6,038)                102               991
Provision / (Benefit) for
  income taxes...............................................             (1,690)                 95               382
                                                                      ----------          ----------        ----------
Net income / (loss)..........................................         $   (4,348)         $        7        $      609
                                                                      ==========          ==========        ==========
Basic and diluted earnings / (loss)
  per share..................................................             $(0.62)              $0.00             $0.09
                                                                      ==========          ==========        ==========

Basic - weighted average shares
  outstanding................................................          7,025,272           6,746,900         6,479,800
Diluted - weighted average shares
  outstanding................................................          7,025,272           6,830,545         6,489,258



  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)


                                                                                          Accumulated
                                    Common     Common   Additional                           Other           Total
                                    Stock      Stock     Paid-in     Treasury   Retained  Comprehensive  Stockholders Comprehensive
                                    Shares     Amount    Capital       Stock    Earnings  Income/(Loss)      Equity    Income/(Loss)
                                  ----------  -------   ---------    ---------  --------  -------------  ------------- -------------

Balance, December 31, 1998......  6,500,000      $65      $13,160      $(100)   $ 4,155   $          --     $17,280

  Net income / (loss)...........         --       --           --         --        609              --         609      $   609
                                  ---------      ---      -------      -----    -------   -------------     -------      -------
Balance, December 31, 1999......  6,500,000       65       13,160       (100)     4,764              --      17,889          609
                                                                                                                         =======

  Stock grant...................    100,000        1          252         --         --              --         253           --
  Common stock, subject
    to redemption...............   (183,200)      (2)        (548)        --         --              --        (550)          --
  Issuance of common
    stock for acquisition
    of Cobalt Creative, Inc.....    432,351        4        1,171         --         --              --       1,175           --
  Net income / (loss)...........         --       --           --         --          7              --           7            7
                                  ---------      ---      -------      -----    -------   -------------     -------      -------
Balance, December 31, 2000......  6,849,151       68       14,035       (100)     4,771              --      18,774            7
                                                                                                                         =======

  Issuance of Common Stock
    for acquisition of DSF
    Internet Services Private
    Limited.....................    219,173        3          136         --         --              --         139           --
  Redemption of common
    stock from acquisition of
    Cobalt Creative, Inc........    (65,000)      (1)          --         --         --              --          (1)          --
  Acquisition of treasury
    stock.......................         --       --           --       (139)        --              --        (139)          --
  Comprehensive income/(loss):
    Foreign currency translation
    adjustments.................         --       --           --         --         --             (11)        (11)         (11)
Net income/(loss)...............         --       --           --         --     (4,348)             --      (4,348)      (4,348)
                                  ---------      ---      -------      -----    -------   -------------     -------      -------
Balance, December 31, 2001......  7,003,324      $70      $14,171      $(239)   $   423            $(11)    $14,414      $(4,359)
                                  =========      ===      =======      =====    =======   =============     =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Year Ended December 31,
                                                                      -----------------------------------------------
                                                                       2001                2000                1999
                                                                      -------             -------             -------
Cash flows from operating activities:
  Net income / (loss).....................................            $(4,348)            $     7             $   609
  Adjustments to reconcile net
     income / (loss) to net cash used by
     operating activities--
     Depreciation.........................................                684                 379                 300
     Amortization of goodwill.............................                234                  56                  --
     Asset impairment.....................................                618                  --                  --
     Loss on asset abandonment............................                288                  --                  --
     Stock based compensation.............................                 --                 253                  --
     Changes in operating assets and
     liabilities--
       Accounts receivable, net...........................              3,666              (1,559)                 49
       Unbilled receivables...............................                747                 (49)                610
       Employee advances..................................                 33                 (31)                112
       Other long-term assets.............................               (186)               (733)                (50)
       Due to affiliates, net.............................                 10                  --                 174
       Deferred tax asset, net............................             (1,141)                 10                (289)
       Prepaids and other.................................               (361)               (378)                (41)
       Accounts payable...................................             (1,960)                511                 (53)
       Payroll liabilities................................                 68                 477                  89
       Accrued taxes and other
          current liabilities.............................              1,383                 310                (179)
       Long term liabilities..............................               (224)                 --                  --
                                                                      -------             -------             -------
     Net cash (used) provided by
       operating activities...............................               (489)               (747)              1,331
                                                                      -------             -------             -------

Cash flows from investing
  activities:
  Purchases of property and
     equipment............................................               (177)               (415)               (774)
  Merger related expenses.................................               (119)               (388)                 --
  Cash paid for acquisitions, net of
     Cash acquired........................................             (2,475)                 --                  --
                                                                      -------             -------             -------
     Net cash used by
       investing activities...............................             (2,771)               (803)               (774)
                                                                      -------             -------             -------

Cash flows from financing activities:
  Net proceeds from issuance of
     common stock.........................................                 (2)                 --                  --
  Purchase of treasury stock..............................               (138)                 --                  --
                                                                      -------             -------             -------
     Net cash used by financing activities................               (140)                 --                  --
                                                                      -------             -------             -------

Effect of currency translation on cash....................                 11                  --                  --

Net increase (decrease) in cash and
  cash equivalents........................................             (3,389)             (1,550)                557
Cash and cash equivalents, at
  beginning of year.......................................             10,477              12,027              11,470
                                                                      -------             -------             -------
Cash and cash equivalents, at
  end of year.............................................            $ 7,088             $10,477             $12,027
                                                                      =======             =======             =======

Supplemental data:
  Cash payments for income taxes......                                $   127             $   297             $   752
  Stock issued for purchase of Cobalt
    Creative, Inc.........................................            $    --             $ 1,175             $    --
  Stock issued for purchase of DSF
    Internet Services Private Limited.....................            $   138             $    --             $    --
  Fair  value of:
    Assets acquired                                                   $ 3,660             $    --                  --
    Liabilities assumed                                                  (685)                 --                  --
    Cash paid for acquisition                                          (2,588)                 --                  --
    Acquisition related expenses                                         (119)                 --                  --
    Stock issued for acquisition                                         (138)                 --                  --
    Minority interest                                                     (17)                 --                  --
                                                                      -------             -------             -------
    Cash acquired                                                     $   113             $    --             $    --
                                                                      =======             =======             =======

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

2. Summary of Significant Accounting Policies:

  The accompanying financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

  For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

  The Company recognizes revenue on its time-and-materials contracts as the services are performed for clients and upon completion for its website design and development services, which are performed on a fixed price basis.

Accounts Receivable

  The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies.

Unbilled Receivables

  Unbilled receivables represent time and materials provided to customers in the last month of each fiscal period, which are billed early in the following month.

Property and Equipment

  Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

                                                Years
                                           ----------------
Computer equipment and software..........         3
Furniture and fixtures...................         5
Leasehold improvements...................    Term of Lease
Vehicles.................................         5

  To conform with lives more predominantly used in the industry, in the quarter ended September 30, 2001 the Company changed the estimated useful life for the Company's computers to three years from five years and changed the useful life of furniture and equipment to five years from seven years. The effect of the change was $118,000, and is included in the selling, general and administrative expenses on the consolidated statements of operations for the year end December 31, 2001.

Disclosures about Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

    Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

    Accounts Receivable and Accounts Payable-- The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and accounts payable are approximately equivalent. All other financial instruments are classified as current as current and will be utilized within the next operating cycle.

Income Taxes

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has evaluated its deferred tax asset and recorded a valuation allowance where appropriate.

  Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company's operation in India was eligible for a tax holiday for a five-year period beginning in 1997.

Currency Translation Adjustment

  The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

  The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholders' Equity as a component of accumulated other comprehensive income/(loss). The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

Recently Issued Accounting Standards

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the goodwill impairment provisions of SFAS No. 142, that are effective January 1, 2002, will have on its consolidated results of operations and financial position. The adoption of SFAS No. 142 may have a material adverse effect on consolidated results of operation and financial position. Goodwill amortization of $259,036 per annum will no longer be recorded beginning
January 1, 2002.

  In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial position and results of operations.

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

Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.


3. Other Current Liabilities:

 Other current liabilities consist of the following as of December 31 (dollars in thousands):

                                                   2001           2000
                                                  ---------------------
Restructuring reserve....................         $  539          $ 200
Subcontractor accrual....................            407             --
Payroll taxes and payroll related........            263             --
Medical insurance claims.................            184             --
Other....................................            542            157
                                                  ------          -----
                                                  $1,935          $ 357
                                                  ======          =====


4. Major Customers and Concentrations of Credit Risk:

  The Company has derived a significant portion of its revenues from a relatively limited number of clients.

  The following table presents the Company's largest clients during each of the years ended December 31, 2001, 2000 and 1999 and the approximate percentage of revenue from each client for the respective periods:


                                                                                            Year Ended December 31,
                                                                                      ----------------------------------
                                                                                      2001           2000           1999
                                                                                      ----           ----           ----
The Hartford................................................................             9%             6%             5%
Electronic Computer Services................................................             5%             5%             7%
Advent Inc..................................................................             3%            --             --
MRJ Technology Solutions....................................................             2%             2%            --
Visual Services.............................................................             2%             5%             1%
Dana Corporation............................................................            --              2%             4%
Others, individually and collectively less than 10%
  of revenue................................................................            --             --              4%
                                                                                      ----           ----           ----
     Total of Five Largest Clients..........................................            21%            20%            21%

  The Company grants credit to clients based upon management's assessment of their creditworthiness. The Company's revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.

5. Commitments and Contingencies:

  The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $694,941, $728,364 and $581,283 respectively, for the years ended December 31, 2001, 2000 and 1999.

  Minimum future rental payments under non-cancelable operating leases for each of the next five years are as follows :

               Year Ending
               December 31,
              -------------
                2002......                   $812,850
                2003......                    531,480
                2004......                    164,045
                2005......                     97,313
                2006......                     80,558

  The Company's CEO has a guaranteed bonus as part of his employment agreement. Pursuant to his employment agreement, the CEO is guaranteed a bonus of $200,000, $200,000, and $100,000 respectively, for the years ended December 31, 2002, 2001, and 2000. The $100,000 guaranteed in 2000 was a signing bonus. $100,000 of the 2002 bonus was accrued on the consolidated balance sheets as of December 31, 2001.

  The Company is a defendant in certain legal proceedings arising out of the conduct of its businesses. In the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results or operations or liquidity of the Company.


6. Related Party Transactions:

  Effective April 1, 2001, the Company has renewed an agreement to sublease office space from United Breweries of America. The new terms of the agreement require the Company to pay United Breweries of America $7,700 per month through March 31, 2003. The Company paid $79,800 in 2001 related to this agreement. A total of $161,700 was charged to the restructuring charge for unused office space.

  During 2001, UBICS provided Amplified Holdings, Inc. ("Amplified") with services for which it billed Amplified a total of $121,048. In May, 2001, Amplified ceased doing business and was subsequently dissolved following a public foreclosure sale of its assets by it senior secured creditors. Prior to dissolution, Amplified had paid UBICS a total of $39,750 for its services, leaving an unpaid balance of $81,298, which was written off as of December 31, 2001. Christopher C. Melton, Sr., a director of UBICS, was Chief Executive Officer and a Director of Amplified prior to its dissolution, and is currently President and Chief Executive Officer of CNP, Inc. ("CNP"), which acquired the assets of Amplified in the foreclosure sale. During 2001, UBICS provided CNP with services for which it billed CNP a total of $56,522, all of which has been paid by CNP.

  As of December 31, 2001, DSF has a payable on its books for a loan made to DSF by its Chief Executive Officer and his spouse in the amount of $10,174.

  In 2000, Cobalt Creative, Inc. paid $100,000 as a finder's fee to eSeed Capital, LLC. in connection with the Company's acquisition of Cobalt Creative, Inc. One of the directors of the Company is a managing partner of eSeed Capital.


7. Stock-Based Compensation:

  Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") for directors, executive officers and other key employees. The Compensation Committee of the Board of Directors is authorized to grant stock options (with or without stock appreciation rights). The Plan provides for the issuance of up to 1,800,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting

Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), net income for the years ended December 31, 2001, 2000 and 1999 would have been reduced by $647,000, $539,000 and $720,000, respectively, and basic and diluted earnings per share would have been reduced by $0.09, $0.08 and $0.11 per share, respectively, for the same period.

  In 2000, the Company granted stock appreciation rights in connection with the grant of 300,000 stock options at an exercise price of $3.22 per share to the Company's new President & CEO. Since the market value of the Company's common stock at December 31, 2001 and 2000 was less than $3.22 per share, no compensation expense was recorded under this grant for these years.

  In 2001, 2000 and 1999 options covering a total of 35,000, 824,000 and 125,000 shares, respectively, of Common Stock were granted under the Plan. The right to purchase shares upon exercise of these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity follows:


                                               December 31, 2001             December 31, 2000            December 31, 1999
                                           --------------------------    --------------------------    ------------------------
                                                         Weighted                      Weighted                    Weighted
                                                          Average                       Average                     Average
Number of shares                            Options   Exercise Price      Options   Exercise Price     Options  Exercise Price
-------------------------------------------------------------------------------------------------------------------------------


Options outstanding, beginning of period   1,322,000            $5.44      536,000            $8.82    418,000           $10.78
Granted                                       35,000            $3.22      824,000            $3.20    125,000           $ 2.35
Exercised                                         --               --           --               --         --               --
Lapsed and forfeited                         399,000            $6.32       38,000            $4.56      7,000           $10.51
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of period           958,000            $4.57    1,322,000            $5.44    536,000           $ 8.82
-------------------------------------------------------------------------------------------------------------------------------
Options exercisable, end of period           580,332            $5.44      650,645            $7.41    286,980           $ 9.98
-------------------------------------------------------------------------------------------------------------------------------


Stock options outstanding at December 31, 2001

                                      Options Outstanding                                  Options Exercisable
                  -----------------------------------------------------------  --------------------------------------------
                                      Weighted Average
                                             Remaining       Weighted Average                              Weighted Average
Exercise Price        Options   Contractual life (Yrs)         Exercise Price               Options          Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$  1.88                20,000                     7.84                 $ 1.88                20,000                  $ 1.88
$  2.47                50,000                     7.83                 $ 2.47                33,333                  $ 2.47
$  2.50                35,000                     7.92                 $ 2.50                35,000                  $ 2.50
$  2.63                20,000                     8.50                 $ 2.63                20,000                  $ 2.63
$  3.00                25,000                     8.32                 $ 3.00                25,000                  $ 3.00
$  3.22               519,000                     8.46                 $ 3.22               207,999                  $ 3.22
$  3.47                25,000                     8.34                 $ 3.47                25,000                  $ 3.47
$  3.54                75,000                     8.29                 $ 3.54                25,000                  $ 3.54
$  5.50                 4,000                     6.70                 $ 5.50                 4,000                  $ 5.50
$  10.00              135,000                     5.83                 $10.00               135,000                  $10.00
$  11.00               30,000                     0.83                 $11.00                30,000                  $11.00
$  13.75               20,000                     6.50                 $13.75                20,000                  $13.75
---------------------------------------------------------------------------------------------------------------------------
                      958,000                     7.72                 $ 4.57               580,332                  $ 5.44
---------------------------------------------------------------------------------------------------------------------------

Summary of stock options                                                                                    Stock Option Price
------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during 2001*                                                              $0.61
------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during 2000*                                                              $2.18
------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during 1999*                                                              $4.26
------------------------------------------------------------------------------------------------------------------------------
* The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                                           2001                     2000                  1999
------------------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                          3.15% to 4.62%           5.76% to 6.74%                   4.4%
Expected dividend yield                                                    0.0%                     0.0%                   0.0%
Expected life of options                                               3 years                   3 years               3 years
Expected volatility rate                                                   104%              101% to 108%                 75.0%
------------------------------------------------------------------------------------------------------------------------------

  There were 842,000 shares reserved for future grants under the Plan at December 31, 2001.

8. Employee Benefit Plan:

  The Company has an Employee Retirement Savings Plan (the "Retirement Plan") under section 401(k) of the Internal Revenue Service Code that covers substantially all U.S.-based employees. Eligible employees may contribute up to 20% of eligible compensation, subject to limits in the Internal Revenue Service Code.


9. Income Taxes:

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

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                                 Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                           2001              2000             1999
                                                                   ----------------------------------------------------
Federal income taxes at the
  statutory rate.................................................      $(2,052,920)          $87,428         $330,927
Foreign income taxes at the
  statutory rate.................................................          137,355                --               --
State income taxes, net of federal benefit.......................         (415,100)            7,481           51,444
Other income taxes...............................................          226,024                --               --
Valuation allowance..............................................          415,100                --               --
                                                                       -----------           -------         --------
Provision for income taxes.......................................      $(1,689,541)          $94,909         $382,371
                                                                       ===========           =======         ========

  The components of income before taxes for U.S. and foreign were $5,721,000 and $317,000, respectively, for 2001. For 2000 and 1999 income related solely to the U.S.

  The provision for income taxes as shown in the accompanying statement of operations for the years ended December 31, 2001, 2000 and 1999 included the following components:

                                                               December 31,
                                           ----------------------------------------------------
                                                   2001             2000              1999
                                           ----------------------------------------------------
Current federal provision................      $  (584,666)        $177,553         $ 580,477
Current state provision..................         (415,100)          29,729            90,659
Deferred federal provision...............         (868,117)         (90,125)         (249,550)
Deferred state provision.................         (236,758)         (22,248)          (39,215)
Valuation allowance......................          415,100               --                --
                                               -----------         --------         ---------
Provision for income taxes...............      $(1,689,541)        $ 94,909         $ 382,371
                                               ===========         ========         =========

  The components of the net deferred tax asset as of December 31, 2001 and 2000 were as follows:


                                                       December 31,
                                             -------------------------------
                                                    2001            2000
                                             -------------------------------
Deferred tax asset:
    Allowance for doubtful accounts........     $  170,000       $ 445,500
    Accrued liabilities....................        587,968         161,433
    Net operating losses and tax credit
      carryforwards........................      1,644,654              --
                                                ----------       ---------
    Deferred tax asset.....................       2,402622         606,933
    Valuation allowance....................       (415,100)             --
                                                ----------       ---------
    Deferred tax asset, net................      1,987,522         606,933
Deferred tax liability:
    Property and equipment.................       (240,976)       (122,358)
                                                ----------       ---------
    Deferred tax asset, net................     $1,746,546       $ 484,575
                                                ==========       =========

  Included in deferred tax assets as of December 31 ,2001, are unrealized tax benefits of approximately $10,500,000 related to net operating loss carryforwards. The realization of these tax benefits is contingent upon the future taxable net income generated by the Company. Of this amount, $3,171,000 relates to U.S. federal net operating losses, which expire in 2021, $411,000 relates to net operating losses in the United Kingdom, which can be carried forward indefinitely, and $6,918,000 relates to state net operating losses, The life of the carryforwards is determined by various state taxing jurisdictions with expiration dates ranging from 2006 through 2021. The Company has recognized a valuation allowance that reduces the carrying value of the unrealized deferred tax benefits relating to the state net operating loss carryforwards to offset the deferred tax benefits that may not be realized.


10. Earnings Per Common Share:

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

  The following table sets forth the computation of earnings per share for the periods indicated:

                                                         (Dollars in thousands, except per
                                                                    share data)
                                                               Year ended December 31,
                                                   -----------------------------------------------
                                                      2001               2000              1999
                                                   ----------         ----------        ----------
Basic earnings per share
 Net income / (loss)                               $   (4,348)        $        7        $      609
                                                   ----------         ----------        ----------
Divided by:
Weighted average common shares                      7,025,272          6,746,900         6,479,800
                                                   ----------         ----------        ----------

 Basic earnings / (loss) per share                 $    (0.62)        $     0.00        $     0.09
                                                   ==========         ==========        ==========

Diluted earnings per share
 Net income / (loss)                               $   (4,348)        $        7        $      609
                                                   ----------         ----------        ----------
Divided by:
Weighted average common shares                      7,025,272          6,746,900         6,479,800
Dilutive effect of common stock
 equivalents                                               --             83,645             9,458
                                                   ----------         ----------        ----------
Dilutive weighted average common shares             7,025,272          6,830,545         6,489,258
                                                   ----------         ----------        ----------

 Diluted earnings / (loss) per share               $    (0.62)        $     0.00        $     0.09
                                                   ==========         ==========        ==========


  The exercise price of stock options to purchase an aggregate of 958,000, 402,000 and 411,000 shares in 2001, 2000 and 1999 respectively, was less than the average stock price for the year. As such, these options have been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.


11. Acquisitions:

  The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited (collectively referred to as "Oakwood") in the United Kingdom on March 30, 2001 for a consideration of 1.4 million Pounds Sterling or approximately US$2.0 million. The 1.4 million Pounds Sterling was to be paid to the escrow agent as follows: 1.1 Million Pounds Sterling paid on the purchase date, 151,667 Pounds Sterling paid twelve months after the closing and the remaining 151,667 Pounds Sterling eighteen months after the closing. On December 21, 2001 the parties agreed to reduce the purchase price to 1.1 million Pounds Sterling or approximately US$1.6 million, thereby eliminating the Company's obligation to make subsequent payments to the escrow agent. The Company felt the acquisition was necessary to expand its European presence. Oakwood engages in the business of information, consulting and technical services ranging from high-level strategic human resources planning to project outsourcing and on-site consulting. The Oakwood acquisition expanded the Company's presence in the European market. The results of Oakwood's operations have been included in the consolidated financial statements since April 1, 2001. The consideration of 1.1 million Pounds Sterling was paid to the escrow agent on the closing and is to be distributed to the seller as follows:

(a)  First installment of 490,000 Pounds Sterling on closing
(b) Second installment of 303,333 Pounds Sterling six months after the closing date
(c)  Third installment of 60,667 Pounds Sterling on January 1, 2002
(d)  Fourth installment of 60,666 Pounds Sterling on April 1, 2002
(e)  Fifth installment of 60,667 Pounds Sterling on July 1, 2002
(f)  Sixth installment of 60,666 Pounds Sterling on October 1, 2002; and
(g)  Seventh and final installment of 60,667 Pounds Sterling on December 31,
     2002.

  The excess of the purchase price over the net assets acquired ($1,822,583) has been allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company was willing to pay the purchase price, which included the aforementioned goodwill, based on a 20% revenue growth rate in 2000 over the prior year and projected future growth rates of approximately 10 - 20% annually. The revenue growth was not guaranteed.

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets                                                             $  499
Net property and equipment                                                     34
Goodwill                                                                    1,823
                                                                           ------
     Total assets acquired                                                  2,356
Current liabilities                                                           655
                                                                           ------
     Total liabilities                                                        655
                                                                           ------
     Net assets acquired                                                   $1,701
                                                                           ======

  The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US$825,000. DSF engages in the business of offshore development of software, including video/audio streaming, web designing and content management. The Company believed the acquisition was necessary to obtain cost effective offshore capabilities. The DSF acquisition provides the Company an offshore development option for its clients. The results of DSF's operations have been included in the consolidated financial statements since that date. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its mediation services in connection with the transaction. The $825,000 purchase price is payable as follows:

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

  The excess of the purchase price over the net assets acquired ($1,166,848) has been allocated to goodwill. None of the goodwill is expected to be deducible for tax purposes. The Company was willing to pay the purchase price, which included the aforementioned goodwill, based on a 39% revenue growth rate in 2000 over the prior year and projected future growth rates of approximately 15 - 20% annually. The revenue growth was not guaranteed.

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets                                                             $   81
Net property and equipment                                                     51
Intangible assets                                                               5
Goodwill                                                                    1,167
                                                                           ------
     Total assets acquired                                                  1,304
Current liabilities                                                           147
Long-term liabilities                                                           2
                                                                           ------
     Total liabilities                                                        149
                                                                           ------
     Net assets acquired                                                   $1,155
                                                                           ======

  The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisition of Oakwood and DSF had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                                                  Year Ended December 31
                                                                             ---------------------------------
                                                                                             2001       2000
                                                                                           -------    -------
Revenues                                                                     As reported   $38,895    $42,324
                                                                              Pro forma     39,806     45,824
Net income / (loss)                                                          As reported   $(4,348)   $     7
                                                                              Pro forma     (4,323)      (105)
Basic and diluted earnings / (loss) per share                                As reported   $ (0.62)   $  0.00
                                                                              Pro forma      (0.62)     (0.02)


12. Stock Grant and Common Stock Subject to Redemption

  In connection with the employment of the Company's President & CEO (CEO), the Company granted the CEO 100,000 shares of the Company's common stock. The market value of the shares at the date of the grant of $253,000 is included in selling, general and administrative expenses in 2000.

  In addition, the CEO purchased 183,200 shares of the Company's common stock from the Company's controlling stockholder for $732,800. The Company loaned the CEO the funds to purchase these shares. In addition, the Company granted the CEO a put related to these shares at $3.00 per share. The put value of these shares is shown as shares subject to redemption in the accompanying consolidated balance sheets.

  Until the note is repaid, the Company will record compensation expense if the market value of the shares purchased exceeds the CEO's purchase price. When the note is repaid, the Company will record compensation expense if the market value of these shares is lower than the CEO's put price. No expense was recorded in 2001 or 2000 under this agreement.

13. Restructuring:

  During 2001, the Company recorded a restructuring charge of $892,000, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to the elimination of 32 technical, sales & marketing and management positions.

  During 2000, the Company recorded a restructuring charge of $902,000, of which $450,000 was related to a payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 was related to a signing bonus paid to the Company's new Chief Executive Officer pursuant to his employment agreement and $352,000 represented the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

  As of December 31, 2001, $639,000 of the restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the accrual balance remaining (in thousands):

                                             Rent Payments
                                              for Unused         Write-off of                 Stock
                                             Office Space      Obsolete Assets     Severance  Bonus Total
                                           -----------------   ---------------     ---------  ----- -----
Beginning balance January 1, 2000                $  --              $  --         $  -       $  --  $  --
Amounts provided in 2000.................           --                 --          450         352    802
Amounts paid in 2000.....................           --                 --          150         252    402
                                                  ----               ----         ----        ----   ----
Balance at December 31, 2000.............        $  --              $  --         $300       $100   $400
                                                 =====              =====         ====       ====   ====

Beginning balance January 1, 2001........        $  --              $  --         $300       $100   $400
Amounts provided in 2001.................          460                160           --         --    620
Amounts paid in 2001.....................           56                132          100         93    381
                                                  ----               ----         ----       ----   ----
Balance at December 31, 2001.............         $404               $ 28         $200       $  7   $639
                                                  ====               ====         ====       ====   ====

14. Quarterly Financial Information (unaudited):

                                                        (In thousands except per share data)
                                                                   Quarter Ended
                                         ---------------------------------------------------------------
                                                Mar. 31,        June 30,        Sep. 30,        Dec. 31,
                                                  2001            2001            2001            2001
                                         ---------------------------------------------------------------
Revenues.................................        $10,777         $10,599         $ 9,334          $8,185
Cost of revenues.........................          8,616           7,740           6,369           6,046
                                                 -------         -------         -------          ------
Gross profit.............................          2,161           2,859           2,965           2,139
Selling, general and
  administrative expenses................          3,409           3,783           5,871           2,568
Restructuring............................             --              --             892              --
                                                 -------         -------         -------          ------
Income / (Loss) from operations..........         (1,248)           (924)         (3,798)           (429)
Interest income, net.....................            146             101              70              44
                                                 -------         -------         -------          ------
Income / (Loss) before income taxes......         (1,102)           (823)         (3,728)           (385)
Provision / (Benefit) for income taxes...           (387)           (288)         (1,528)            513
                                                 -------         -------         -------          ------
Net income / (loss)......................        $  (715)        $  (535)        $(2,200)         $ (898)
                                                 =======         =======         =======          ======
Basic and diluted earnings / (loss) per
  share..................................         $(0.10)         $(0.08)         $(0.31)         $(0.13)
                                                 =======         =======         =======          ======




                                                     (In thousands except per share data)
                                                                 Quarter Ended
                                        ------------------------------------------------------------
                                               Mar. 31,       June 30,      Sep. 30,       Dec. 31,
                                                 2000           2000          2000           2000
                                        ------------------------------------------------------------
Revenues................................         $9,319        $10,213        $11,593        $11,199
Cost of revenues........................          6,888          7,435          8,378          8,643
                                                 ------        -------        -------        -------
Gross profit............................          2,431          2,778          3,215          2,556
Selling, general and
  administrative expenses...............          2,317          2,407          2,753          3,158
Restructuring...........................             --            902             --             --
                                                 ------        -------        -------        -------
Income / (Loss) from operations.........            114           (531)           462           (602)
Interest income, net....................            158            171            159            171
                                                 ------        -------        -------        -------
Income / (Loss) before income taxes.....            272           (360)           621           (431)
Provision / (Benefit) for income taxes..            105            (11)           302           (301)
                                                 ------        -------        -------        -------
Net income / (loss).....................         $  167        $  (349)       $   319        $  (130)
                                                 ======        =======        =======        =======
Basic and diluted earnings / (loss) per
  share.................................          $0.03         $(0.05)         $0.05         $(0.02)
                                                 ======        =======        =======        =======

  Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount calculated for year end.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference to the information in the registrant's definitive proxy statement to be filed with the Commission on or about April 17, 2002 in connection with its 2002 annual meeting of stockholders (the "2002 Proxy Statement") under the captions "Election of Directors" and "Executive Officers".

Item 11.  Executive Compensation

  The information required by this item is incorporated by reference to the information in the registrant's 2002 Proxy Statement under the caption "Executive Compensation", provided that the information in such Proxy Statement under the captions "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" are not incorporated by referenced herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to the information in the registrant's 2002 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers."

Item 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to the information in the registrant's 2002 Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.      Financial Statements
            --------------------

  The following financial statements of the registrant are included on pages 18 to 34 of this Form 10-K and the report of independent public accountants is included on page 17 of this Form 10-K:

  Consolidated Balance Sheets as of December 31, 2001 and 2000

  Consolidated Statements of Operations for the years ended December 31, 2001,
   2000, and 1999

  Consolidated Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2001, 2000, and 1999

  Consolidated Statements of Cash Flows for the years ended December 31, 2001,
   2000, and 1999

  2.  Financial Statement Schedules
      -----------------------------

  The following consolidated financial statement schedules shown below should be read in conjunction with the financial statements on pages 18 to 34 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or Notes thereto.

 The following items appear immediately following the signature page:

 Report of Independent Public Accountants on Supplemental Schedules Financial Statement Schedules:

  Valuation and Qualifying Accounts for the three years in the period ended December 31, 2001.

 3.  Exhibits:
     --------

     3.1  Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

     3.2  Amended and Restated Bylaws of UBICS, Inc.(1)

     10.1  UBICS, Inc. 1997 Stock Option Plan (2)

     10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (3)

     10.3  Employment Agreement between the Registrant and Vijay Mallya (3)

     10.4 Employment Agreement dated September 1, 1999 between the Registrant and Dennis M. Stocker (4)

     10.5 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (5)

     10.6 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

     10.7  Form of Director Indemnification Agreement (3)

     10.8 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of American, Inc. (3)

     10.9 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

     10.10 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

     10.11 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

     10.12 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

     10.13 Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

     10.14.Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

     10.15 Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (8)

     10.16 Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (9)

     10.17 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

     10.18 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (10)

     10.19 Employment Agreement dated June 18, 2001 between the Company and Neil Ebner (11)

     10.20 Share Purchase Agreement dated as of September 4, 2001 between UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (12)

     10.21 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys, Inc.

     21    Subsidiaries of the Registrant

     99.1  Management Representations Regarding Arthur Andersen LLP

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the registrant's current report on Form 8-K filed on April 16, 2001.

(11) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12) Incorporated by reference to the registrant's current report on Form 8-K filed on September 21, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

          UBICS, Inc.
          (Registrant)


          By: /s/Robert Harbage
              ----------------------
              Robert Harbage
              President & CEO
           March 29, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 29, 2002.

                              /s/Vijay Mallya
                              -----------------------------------
                              Vijay Mallya
                              Chairman and Director

                              /s/Robert Harbage
                              -----------------------------------
                              Robert Harbage
                              President, CEO and Director
                              (Principal Executive Officer)

                              /s/Neil M. Ebner
                              -----------------------------------
                              Neil M. Ebner
                              Vice President, Finance,
                              Chief Financial Officer and Secretary
                              (Principal Finance & Accounting Officer)

                              /s/Scott Heldfond
                              -----------------------------------
                              Scott Heldfond
                              Director

                              /s/Kent D. Price
                              -----------------------------------
                              Kent D. Price
                              Director

                              /s/Christopher C. Melton, Sr.
                              -----------------------------------
                              Christopher C. Melton, Sr.
                              Director

                              /s/Rahul Merchant
                              -----------------------------------
                              Rahul Merchant
                              Director

                              /s/Manohar B. Hira
                              -----------------------------------
                              Manohar B. Hira
                              Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To the Board of Directors and Stockholders of UBICS, Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated February 18, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth on the following page is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      /s/ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
 February 18, 2002

                                                                     SCHEDULE II

                                  UBICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                       Balance at
                                                      Beginning of  Charged to Costs                      Balance at
                                                        Period        and Expenses        Deductions     End of Period
                                                      -----------   ----------------      ----------     -------------
Allowance for Uncollectible Accounts
  December 31, 2001..............................         $1,100         $1,400              $2,000         $  500
  December 31, 2000..............................            885            215                  --          1,100
  December 31, 1999..............................            305            580                  --            885

Restructuring Charge
  December 31, 2001..............................            300            892                 560            632
  December 31, 2000..............................             --            902                 602            300
  December 31, 1999..............................             --             --                  --             --

                                 EXHIBIT INDEX

No.  Description                                                            Page
---  -----------                                                            ----


     3.1   Amended and Restated Certificate of Incorporation of UBICS, Inc.(1)

     3.2   Amended and Restated Bylaws of UBICS, Inc.(1)

     10.1  UBICS, Inc. 1997 Stock Option Plan (2)

     10.2 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (3)

     10.3  Employment Agreement between the Registrant and Vijay Mallya (3)

     10.4 Employment Agreement dated September 1, 1999 between the Registrant and Dennis M. Stocker (4)

     10.5 Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (5)

     10.6 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

     10.7  Form of Director Indemnification Agreement (3)

     10.8 Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of American, Inc. (3)

     10.9 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (3)

     10.10 Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

     10.11 Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (3)

     10.12 Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (6)

     10.13 Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (7)

     10.14 Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (7)

     10.15 Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (8)

     10.16 Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (9)

     10.17 Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (9)

     10.18 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (10)

     10.19 Employment Agreement dated June 18, 2001 between the Company and Neil Ebner (11)

     10.20 Share Purchase Agreement dated as of September 4, 2001 between UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (12)

     10.21 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys, Inc.


     21    Subsidiaries of the Registrant

     99.1  Management Representations Regarding Arthur Andersen LLP


-----------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

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

(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(9) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the registrant's current report on Form 8-K filed on April 16, 2001.

(11) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12) Incorporated by reference to the registrant's current report on Form 8-K filed on September 21, 2001.