Form 10-Q
period 2002-03-31
UBICS INC
filed 2002-05-15
CIK 1045445

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2002

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

     As of May 10, 2002, 6,938,709 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

                                  UBICS, INC.

                                   Form 10-Q

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                           3

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001         4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001         5

         Notes to Unaudited Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      15

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               16

Item 2.  Changes in Securities and Use of Proceeds                                                       16

Item 3.  Defaults Upon Senior Securities                                                                 16

Item 4.  Submission of Matters to a Vote of Security Holders                                             16

Item 5.  Other Information                                                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                                16

SIGNATURES                                                                                               17

EXHIBIT INDEX                                                                                            18

                                  UBICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     March 31,           December 31,
                                                                       2002                 2001
                                                                   -----------           -----------
ASSETS                                                             (unaudited)            (audited)
Current assets:
  Cash and cash equivalents...............................           $ 6,284              $ 7,088
  Accounts receivable, net of allowance for
     doubtful accounts of $500 and $500, respectively.....             1,875                2,464
  Unbilled receivables....................................             1,952                1,665
  Employee advances.......................................                59                   50
  Prepaids and other......................................             1,148                1,051
  Deferred tax asset......................................               761                  761
                                                                     -------              -------
     Total current assets.................................            12,079               13,079
                                                                     -------              -------
Property and equipment:
  Leasehold improvements..................................               135                  135
  Vehicles................................................                86                   92
  Computer equipment and software.........................             1,316                1,318
  Furniture and fixtures..................................               714                  714
                                                                     -------              -------
     Total property and equipment.........................             2,251                2,259
  Accumulated depreciation................................            (1,408)              (1,264)
                                                                     -------              -------
    Net property and equipment............................               843                  995
                                                                     -------              -------
  Goodwill, net of amortization...........................             1,932                4,376
  Notes receivable........................................               983                  983
  Deferred tax asset and other long-term assets...........             1,143                1,175
                                                                     -------              -------
          Total assets....................................           $16,980              $20,608
                                                                     =======              =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................           $   808              $ 1,172
  Payroll liabilities.....................................             2,184                2,323
  Other current liabilities...............................             1,578                1,935
  Deferred revenue........................................                58                   91
  Due to affiliates, net..................................                --                   10
                                                                     -------              -------
    Total current liabilities.............................             4,628                5,531
    Long-term liabilities.................................               100                  100
                                                                     -------              -------
     Total liabilities....................................             4,728                5,631
                                                                     -------              -------

Minority interest in consolidated subsidiary..............                 4                   13
Common stock, subject to redemption, $0.01 par value,
     183,200 shares issued and outstanding................               550                  550

Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding..........................................                --                   --
  Common stock, $0.01 par value, 20,000,000
         shares authorized, 7,003,324 shares issued.......                70                   70
  Additional paid-in capital..............................            14,171               14,171
  Treasury stock - 247,815 and 220,115 shares,
     respectively, at cost................................              (258)                (239)
  Retained earnings / (deficit)...........................            (2,266)                 423
  Accumulated other comprehensive loss....................               (19)                 (11)
                                                                     -------              -------
     Total stockholders' equity...........................            11,698               14,414
                                                                     -------              -------
          Total liabilities and stockholders' equity......           $16,980              $20,608
                                                                     =======              =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                      For the Three Months Ended March 31,
                                                         2002                      2001
                                                      ----------                ----------
Revenues.....................................         $    6,795                $   10,777
Cost of revenues.............................              4,827                     8,616
                                                      ----------                ----------
  Gross profit...............................              1,968                     2,161
Selling, general and
  administrative expenses....................              2,334                     3,409
                                                      ----------                ----------
Income / (Loss) from operations..............               (366)                   (1,248)
Minority interest............................                  9                        --
Interest income, net.........................                 35                       146
                                                      ----------                ----------
Income / (loss) before income taxes and
  cumulative effect of a change in accounting
  principle..................................               (322)                   (1,102)
Cumulative effect of a change in accounting
  principle..................................             (2,444)                       --
Benefit for income taxes.....................                (77)                     (387)
                                                      ----------                ----------

Net income / (loss)..........................         $   (2,689)               $     (715)
                                                      ==========                ==========
Basic and diluted earnings / (loss)
  per share..................................         $    (0.39)               $    (0.10)
                                                      ==========                ==========

Basic - weighted average shares
  outstanding................................          6,950,473                 7,012,151
Diluted - weighted average shares
  outstanding................................          6,950,473                 7,012,151


  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                                   2002            2001
                                                                                              ------------       ---------
Cash flows from operating activities:
  Net income / (loss).......................................................................      $(2,689)        $  (715)
  Adjustments to reconcile net income / (loss) to
     net cash used by operating activities--
     Depreciation...........................................................................          144              98
     Amortization of goodwill...............................................................           --              28
     Goodwill impairment....................................................................        2,444              --
     Minority interest......................................................................           (9)             --
     Changes in operating assets and liabilities--
       Accounts receivable..................................................................          589             727
       Unbilled receivables.................................................................         (287)            (66)
       Employee advances....................................................................           (9)             25
       Due to affiliates, net...............................................................          (10)             24
       Prepaids and other...................................................................          (97)           (365)
       Other long-term assets...............................................................           32              --
       Accounts payable.....................................................................         (364)            398
       Payroll liabilities..................................................................         (139)            (58)
       Accrued taxes and other current liabilities..........................................         (390)           (121)
                                                                                                  -------         -------
     Net cash used by operating activities..................................................         (785)            (25)
                                                                                                  -------         -------

Cash flows from investing activities:
  Purchases of property and equipment.......................................................           --            (117)
  Proceeds from sale of equipment...........................................................            8              --
  Cash paid for acquisitions, net of cash acquired..........................................           --             141
                                                                                                  -------         -------
     Net cash provided by investing activities..............................................            8              24
                                                                                                  -------         -------

Cash flows from financing activities:
  Purchase of treasury stock................................................................          (19)             --
                                                                                                  -------         -------
     Net cash used by financing activities..................................................          (19)             --
                                                                                                  -------         -------

Effect of currency translation on cash......................................................           (8)             --

Net increase (decrease) in cash and cash equivalents........................................         (804)             (1)
Cash and cash equivalents, at beginning of period...........................................        7,088          10,477
                                                                                                  -------         -------
Cash and cash equivalents, at end of period.................................................      $ 6,284         $10,476
                                                                                                  =======         =======

Supplemental data:
  Cash payments for income taxes............................................................      $     1         $    19
  Fair value of:
    Assets acquired.........................................................................      $    --         $ 2,447
    Liabilities assumed.....................................................................           --            (605)
    Due to seller...........................................................................           --          (1,983)
                                                                                                  -------         -------
    Cash acquired...........................................................................      $    --         $  (141)
                                                                                                  =======         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                  UBICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

  The financial statements of UBICS, Inc. ("UBICS" or "the Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with accounting principles generally accepted in the United States have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the consolidated financial results of operations for a full year. As such, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

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

3.  RELATED PARTY TRANSACTIONS:

  Effective April 1, 2001, the Company has renewed an agreement to sublease office space from United Breweries of America. The new terms of the agreement require the Company to pay United Breweries of America $7,700 per month through March 31, 2003. The Company paid $23,100 in the three months ended March 31, 2002 related to this agreement.

4.    COMPREHENSIVE LOSS:

Total comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                              2002                   2001
                                                                                           -----------            -----------
                                                                                           (unaudited)            (unaudited)
Net income (loss)                                                                            $(2,689)                 $(715)
  Foreign currency translation adjustments                                                        (8)                    --
                                                                                             -------                  -----
     Comprehensive loss                                                                      $(2,697)                 $(715)
                                                                                             =======                  =====

5.    EARNINGS PER SHARE:

  Reconciliation of diluted shares (dollars in thousands, except per share amounts):

                                                                           Three Months Ended March 31,
                                                                       2002                            2001
                                                                    ----------                     ----------
                                                                    (unaudited)                    (unaudited)
Basic earnings per share
 Net income / (loss)                                                $   (2,689)                     $     (715)
                                                                    ----------                      ----------
Divided by:
Weighted average common shares outstanding                           6,950,473                       7,012,151
                                                                    ----------                      ----------

 Basic earnings / (loss) per share                                  $    (0.39)                     $    (0.10)
                                                                    ==========                      ==========

Diluted earnings per share
 Net income / (loss)                                                $   (2,689)                     $     (715)
                                                                    ----------                      ----------
Divided by:
Weighted average common shares outstanding                           6,950,473                       7,012,151
Dilutive effect of common stock equivalents                                 --                              --
                                                                    ----------                      ----------
Dilutive weighted average common shares outstanding                  6,950,473                       7,012,151
                                                                    ----------                      ----------

 Diluted earnings / (loss) per share                                $    (0.39)                     $    (0.10)
                                                                    ==========                      ==========

  For the three months ended March 31, 2002, options to purchase 968,000 shares were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive due to the exercise price of such options exceeding the average market price for the period. The number of anti-dilutive stock options omitted from the computation of dilutive average common shares for the three months ended March 31, 2001 were 1,250,000.

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
                                                                           ======

  The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US$825,000. DSF engages in the business of offshore development of software, including video/audio streaming, web designing and content management. The Company believed the acquisition was necessary to obtain cost effective offshore capabilities. The DSF acquisition provides the Company an offshore development option for its clients. The results of DSF's operations have been included in the consolidated financial statements since that date. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its mediation services in connection with the transaction. The $825,000 purchase price is payable as follows:

(a) An amount of $87,500 was paid by wire transfer to the seller as a down payment on June 5, 2001
(b)  An amount of $125,000 was paid to the seller on the closing date
(c) An amount of $612,500 was deposited into an escrow account on September 28, 2001. Of such amount, $112,500 may be released to the seller six months after the closing date, $200,000 may be released to the seller on the first anniversary of the closing date, $200,000 may be released to the seller eighteen months after the closing date, and the remaining $100,000 may be released to the seller on the later of:

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
                                                                           ======

  The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisition of Oakwood and DSF had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                                                        Three Months Ended March 31,
                                                                                              2002         2001
                                                                                           ---------    ---------
                                                                                          (unaudited)  (unaudited)
Revenues                                                                     As reported     $ 6,795      $10,777
                                                                              Pro forma        6,795       11,576
Net income / (loss)                                                          As reported     $(2,689)     $  (715)
                                                                              Pro forma       (2,689)        (705)
Basic and diluted earnings / (loss) per share                                As reported     $ (0.39)     $ (0.10)
                                                                              Pro forma        (0.39)       (0.10)


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

8.  RESTRUCTURING:

  During the fiscal year ended 2001, the Company recorded a restructuring charge of $892,000, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company's UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to the elimination of 32 technical, sales & marketing and management positions.

  During the fiscal year ended 2000, the Company recorded a restructuring charge of $902,000, of which $450,000 was related to a payable to the Company's former Chief Executive Officer as part of his severance agreement, $100,000 was related to a signing bonus paid to the Company's new Chief Executive Officer pursuant to his employment agreement and $352,000 represented the value of 100,000 shares of common stock granted to the Company's new Chief Executive Officer pursuant to his employment agreement.

  As of March 31, 2002, $465,000 of the restructuring charges was still remaining as accrued on the consolidated balance sheet. The table below identifies the significant components of the accrual balance remaining (in thousands):

                                             Rent Payments  Write-off of
                                              for Unused     Obsolete                    Stock
                                             Office Space     Assets      Severance      Bonus        Total
                                           ---------------  ------------  ---------      -----        ------
Beginning balance January 1, 2000               $  --         $  --         $  --         $  --         $  --
Amounts provided in 2000.................          --            --           450           352           802
Amounts paid in 2000.....................          --            --           150           252           402
Balance at December 31, 2000.............       $  --         $  --          $300          $100          $400
                                                 ====          ====          ====          ====          ====

Beginning balance January 1, 2001........       $  --         $  --          $300          $100          $400
Amounts provided in 2001.................         460           160            --            --           620
Amounts paid in 2001.....................          56           132           100            93           381
                                                 ----          ----          ----          ----          ----
Balance at December 31, 2001.............        $404          $ 28          $200          $  7          $639
                                                 ====          ====          ====          ====          ====

Beginning balance January 1, 2002........        $404          $ 28          $200          $  7          $639
Amounts provided in 2002.................          --            --            --            --            --
Amounts paid in 2002.....................          71             3           100            --           174
                                                 ----          ----          ----          ----          ----
Balance at March 31, 2002................        $333          $ 25          $100          $  7          $465
                                                 ====          ====          ====          ====          ====


9.  SHARE REPURCHASE PROGRAM:

  On July 3, 2001, the Company announced that its Board of Directors had approved a stock repurchase plan for up to an additional $500,000 of the total outstanding shares of the Company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of March 31, 2002, the Company has purchased 247,815 shares at a cost of $258,134 and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in capital in accordance with accounting principles generally accepted in the United States.

10.  NEW ACCOUNTING STANDARDS:

  In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement, but does not anticipate that the adoption of SFAS 144 will have a material impact on its consolidated financial position and results of operations.

11.  INTANGIBLE ASSETS:

     At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed impaired under these standards. The fair value used to evaluate goodwill was determined by based upon a comparison of carrying value to fair market value as determined by a valuation technique using comparative sales values. In addition, each year, the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

     The change in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows (dollars in thousands):

     Balance as of January 31, 2002..............................................       $ 4,376
     Impairment losses...........................................................        (2,444)
                                                                                        -------
     Balance as of March 31, 2002................................................       $ 1,932
                                                                                        =======

  The following table is the Company's disclosure of what reported net income, basic earnings per share, and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (dollars in thousands except per share amounts):

                                                                    Three Months Ended March 31,
                                                                 2002                          2001
                                                             -----------                    -----------
                                                             (unaudited)                    (unaudited)
Reported net income / (loss)....................              $(2,689)                         $ (715)
    Goodwill amortization.......................                   --                              28
Adjusted net income / (loss)....................              $(2,689)                         $ (687)
                                                              =======                          ======

Basic earnings / (loss) per share...............              $ (0.39)                         $(0.10)
    Goodwill amortization.......................                   --                              --
Adjusted basic earnings / (loss) per share......              $ (0.39)                         $(0.10)
                                                              =======                          ======

Diluted earnings / (loss) per share.............              $ (0.39)                         $(0.10)
    Goodwill amortization.......................                   --                              --
Adjusted diluted earnings / (loss) per share....              $ (0.39)                         $(0.10)
                                                              =======                          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). The following discussion should also be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2001 Form 10-K.

     Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include the Company's financial, growth, and liquidity projections, as well as statements concerning the Company's plans, strategies, intentions and beliefs concerning the Company's business, cash flows, costs, and the markets in which the Company operates. These statements are based on information currently available to the Company, and the Company assumes no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for the Company's services, the highly-competitive market for the types of services that the Company offers, market conditions that could cause the Company's customers to reduce their spending for the Company's services or cause prospective customers to decide not to engage third-party providers of IT services, the Company's ability to acquire new businesses and to grow its existing businesses, the Company's ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and the Company's ability to reduce costs and conserve cash in an uncertain economic environment. While the Company cannot predict all of these risks and uncertainties, investors should also review the risks and uncertainties described in the 2001 Form 10-K.

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

  The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided. The Company has increased the average billing rates of its IT professionals as the demand for skilled and experienced professionals has expanded, in particular for IT professionals placed on ERP package implementation and customization projects. As of March 31, 2002, 29 IT professionals, or nearly one-sixth of the Company's deployed IT professionals, were placed on such projects.

  UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. For the three months ended March 31, 2002, approximately 33% of the Company's revenues were derived from IT professionals deployed from subcontractors. As of March 31, 2002, IT professionals deployed from subcontractors comprised 55 of the Company's 182 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

  Since inception, the Company has developed relationships with 664 clients in a range of industries and currently has IT professionals deployed at nearly 100 of these clients. The Company's five largest clients accounted for approximately 28% of revenues for the three months ended March 31, 2002. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

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


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                             Percentage of Revenues
                                                                    ----------------------------------------
                                                                          Three Months Ended March 31,
                                                                    ----------------------------------------
                                                                           2002                     2001
                                                                         ------                    -----
Revenues........................................................          100.0%                   100.0%
Cost of revenues................................................           71.0                     79.9
                                                                         ------                    -----
Gross profit....................................................           29.0                     20.1
Selling, general and administrative expenses....................
                                                                           34.4                     31.6
                                                                         ------                    -----
Income / (Loss) from operations.................................           (5.4)                   (11.6)
Interest income, net............................................            0.7                      1.4
                                                                         ------                    -----
Income / (Loss) before income taxes.............................           (4.7)                   (10.2)
Cumulative effect of a change in accounting principle...........          (36.0)                      --
Benefit for income taxes........................................           (1.1)                    (3.6)
                                                                         ------                    -----
Net income / (loss).............................................         (39.6)%                   (6.6)%
                                                                         ======                    =====


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

Revenues

     Revenues for the quarter ended March 31, 2002 were $6.8 million, compared to $10.8 million for the quarter ended March 31, 2001, a decrease of $4.0 million, or 37%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 182 at March 31, 2002 from 268 at March 31, 2001.

Gross Profit

     Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended March 31, 2002 was $2.0 million, compared to $2.2 million for the quarter ended March 31, 2001, a decrease of $0.2 million, or 9%. Gross profit as a percentage of revenues increased to 29.0% for the quarter ended March 31, 2002 from 20.1% for the quarter ended March 31, 2001. The increase in gross profit as a percentage of revenues resulted primarily from better management of the Company's bench, i.e., its undeployed IT professionals.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. SG&A expenses for the quarter ended March 31, 2002 were $2.3 million, compared to $3.4 million for the quarter ended March 31, 2001, a decrease of $1.1 million or 32.4%. The decrease in SG&A was primarily due to reductions in home office staffing. SG&A expenses as a percentage of revenues increased to 34.4% for the quarter ended March 31, 2002 from 31.6% for the comparable quarter in 2001. The increase was primarily due to a decrease in revenue for the same period.

Interest Income, Net

     Interest income, net for the three months ended March 31, 2002, was $44,000 compared to interest income of $146,000 for the three months ended March 31, 2001. The decrease resulted primarily from the reduction in the amount of cash available for short-term investments.

Provision (Benefit) for Income Taxes

     The Company's effective tax benefit was 23.9% for the three months ended March 31, 2002, compared to an effective tax benefit of 35.1% for the three months ended March 31, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income.

Goodwill Impairment

     At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed impaired under these standards. In addition, each year, the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

     The change in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows (dollars in thousands):

     Balance as of January 31, 2002..............................................       $ 4,376
     Impairment losses...........................................................        (2,444)
                                                                                        -------
     Balance as of March 31, 2002................................................       $ 1,932
                                                                                        =======


Net Income (Loss)

     Net loss for the three months March 31, 2002 was $2.7 million, compared to net loss of $0.7 million for the three months ended March 31, 2001, an increase of $2.0 million or 285.7%. The net loss as a percentage of revenues increased to (39.6)% for the three months ended March 31, 2002, compared to (6.6)% for the three months ended March 31, 2001. The increase in net loss was primarily due to the $2.4 million cumulative effect of a change in accounting principle the Company incurred in conjunction with the adoption of SFAS No. 142.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $0.8 million for the three months ended March 31, 2002 compared to net cash used by operating activities of $25,000 for the comparable period in 2001. Net cash used by operating activities for the three months ended March 31, 2002 is primarily due to a net loss of $2.7 million offset by $2.4 million of goodwill impairment. Net cash used by operating activities for the three months ended March 31, 2001 is primarily due to a net loss of $0.7 million offset by a decrease in accounts receivable of $0.7.

     Net cash provided by investing activities was $8,000 for the three months ended March 31, 2002, as compared to $24,000 for the same period in 2001. The decrease was a result of no capital purchases during the quarter.

     Net cash used by financing activities was $19,000 for the three months ended March 31, 2002, an increase of $19,000 compared the same period in 2001. The increase was due to treasury stock purchased under the Company's share repurchase program.

     For the three months ended March 31, 2002, the Company continued its program to repurchase, from time to time, up to an additional $500,000 of its outstanding capital stock for investment or other general corporate purposes. This board approved repurchase program was announced on July 3, 2001. During the three months ended March 31, 2002, the Company purchased 28,000 shares of its capital stock at a total cost of $19,000, bringing the total number of shares purchased to 248,000 shares. The repurchases were financed principally from cash on hand. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

     Capital expenditures for the three months ended March 31, 2002 and 2001 were $0 and $117,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

     The Company currently anticipates that $6.3 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

     The Company's functional currency for financial reporting purposes is the US Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Balance Sheet as a component of comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and ARB No. 51, "Consolidated Financial Statements". This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement, but does not anticipate that the adoption of SFAS 144 will have a material impact on its consolidated financial position and results of operations.


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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings.

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

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

              2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

              2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

              2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

              3.1 Amended and Restated Certificate of Incorporation of UBICS, Inc. (1)

              3.2  Amended and Restated Bylaws of UBICS, Inc. (1)

                   -----------------------------------------------

               (1) Incorporated by reference to the registrant's Registration
                   Statement on Form S-1, No. 333-35171, filed September 8,
                   1997.

               (2) Incorporated by reference to Form 8-K of the registrant dated
                   March 30, 2001

               (3) Incorporated by reference to Form 8-K of the registrant dated
                   September, 2001

               (4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001

(b)    Reports on Form 8-K:

       None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UBICS, Inc.
                                         (Registrant)

Date: May 15, 2002

                                         By: /s/ Robert C. Harbage
                                         -------------------------------
                                         Robert C. Harbage
                                         President and Chief Executive Officer


                                         By: /s/ Neil M. Ebner
                                         -------------------------------
                                         Neil M. Ebner
                                         Vice President, Finance,
                                         Chief Financial Officer and Secretary
                                         (Principal Finance & Accounting
                                         Officer)

EXHIBIT INDEX


    2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

    2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

    2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

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

         ----------------------------------------------

     (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

     (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

     (3) Incorporated by reference to Form 8-K of the registrant dated September, 2001

     (4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001