Form 10-Q
period 2002-06-30
UBICS INC
filed 2002-08-14
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------

                         Commission file number 0-23239

                                   UBICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      34-1744587
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

333 TECHNOLOGY DRIVE, SUITE 210 SOUTHPOINTE, CANONSBURG, PENNSYLVANIA     15317
              (Address of principal executive offices)                  (Zip code)

                                 (724) 746-6001
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 12, 2002, 6,938,709 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
        December 31, 2001                                                               3

        Consolidated Statements of Operations (unaudited) for the three and six
        months ended June 30, 2002 and 2001.                                            4

        Consolidated Statements of Cash Flows (unaudited) for the six months
        ended June 30, 2002 and 2001                                                    5

        Notes to Unaudited Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                              18

Item 2. Changes in Securities and Use of Proceeds                                      18

Item 3. Defaults Upon Senior Securities                                                18

Item 4. Submission of Matters to a Vote of Security Holders                            18

Item 5. Other Information                                                              18

Item 6. Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                             20

EXHIBIT INDEX                                                                          21

                                   UBICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                  June 30,    December 31,
                                                                    2002          2001
                                                                -----------   ------------
                     ASSETS                                     (unaudited)    (audited)
Current assets:
   Cash and cash equivalents ................................     $ 7,200       $ 7,088
   Accounts receivable, net of allowance for
      doubtful accounts of $500 and $500, respectively.......       1,877         2,464
   Unbilled receivables .....................................       1,794         1,665
   Employee advances ........................................          33            50
   Prepaids and other .......................................         257         1,051
   Deferred tax asset .......................................         661           761
                                                                  -------       -------
      Total current assets ..................................      11,822        13,079
                                                                  -------       -------
Property and equipment:
   Leasehold improvements ...................................         135           135
   Vehicles .................................................          86            92
   Computer equipment and software ..........................       1,349         1,318
   Furniture and fixtures ...................................         714           714
                                                                  -------       -------
      Total property and equipment ..........................       2,284         2,259
   Accumulated depreciation .................................      (1,546)       (1,264)
                                                                  -------       -------
      Net property and equipment ............................         738           995
                                                                  -------       -------
   Goodwill, net of amortization ............................       1,932         4,376
   Notes receivable .........................................         983           983
   Deferred tax asset and other long-term assets ............         124         1,175
                                                                  -------       -------
         Total assets .......................................     $15,599       $20,608
                                                                  =======       =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................     $   757       $ 1,172
   Payroll liabilities ......................................       1,623         2,323
   Other current liabilities ................................       1,551         1,935
   Deferred revenue .........................................          14            91
   Due to affiliates, net ...................................          10            10
                                                                  -------       -------
      Total current liabilities .............................       3,955         5,531
   Deferred tax liability and other long term liabilities ...         241           100
                                                                  -------       -------
      Total liabilities .....................................       4,196         5,631
                                                                  -------       -------

Minority interest in consolidated subsidiary ................          --            13
Common stock, subject to redemption, $0.01 par
value, 183,200 shares issued and outstanding ................         550           550

Stockholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares
      authorized, no shares issued and outstanding ..........          --            --
   Common stock, $0.01 par value, 20,000,000 shares
      authorized, 7,003,324 shares issued ...................          70            70
   Additional paid-in capital ...............................      14,171        14,171
   Treasury stock - 247,815 and 220,115 shares,
      Respectively, at cost .................................        (258)         (239)
   Retained earnings (deficit) ..............................      (3,124)          423
   Accumulated other comprehensive loss .....................          (6)          (11)
                                                                  -------       -------
      Total stockholders' equity ............................      10,853        14,414
                                                                  -------       -------
         Total liabilities and stockholders' equity .........     $15,599       $20,608
                                                                  =======       =======

   The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                    For the Three Months Ended   For the Six Months Ended
                                                              June 30,                    June 30,
                                                        2002         2001           2002         2001
                                                     ----------   ----------     ----------   ----------
Revenues ........................................    $    6,606   $   10,599     $   13,401   $   21,376
Cost of revenues ................................         4,530        7,740          9,357       16,356
                                                     ----------   ----------     ----------   ----------
   Gross profit .................................         2,076        2,859          4,044        5,020
Selling, general and administrative
   expenses .....................................         2,300        3,783          4,634        7,192
                                                     ----------   ----------     ----------   ----------
Loss from operations ............................          (224)        (924)          (590)      (2,172)
Minority interest ...............................             4           --             13           --
Interest income, net ............................            31          101             66          247
                                                     ----------   ----------     ----------   ----------
Loss before income taxes and
   Cumulative effect of a change in accounting
   Principle ....................................          (189)        (823)          (511)      (1,925)
Cumulative effect of a change in accounting
   Principle ....................................            --           --         (2,444)          --
Provision (benefit) for income taxes ............           669         (288)           592         (675)
                                                     ----------   ----------     ----------   ----------

Net loss ........................................    $     (858)  $     (535)    $   (3,547)  $   (1,250)
                                                     ==========   ==========     ==========   ==========
Basic and diluted loss
   per share ....................................    $    (0.12)  $    (0.08)    $    (0.51)  $    (0.18)
                                                     ==========   ==========     ==========   ==========

Basic - weighted average shares
   Outstanding ..................................     6,939,709    7,012,151      6,944,575    7,012,151
                                                     ==========   ==========     ==========   ==========
Diluted - weighted average shares
   Outstanding ..................................     6,939,709    7,012,151      6,944,575    7,012,151
                                                     ==========   ==========     ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                             For the Six Months Ended
                                                                     June 30,
                                                                  2002      2001
                                                                -------   -------
Cash flows from operating activities:
   Net loss ..............................................      $(3,547)  $(1,250)
   Adjustments to reconcile net loss to
      net cash used by operating activities--
      Depreciation .......................................          282       232
      Amortization of goodwill ...........................           --        91
      Goodwill impairment ................................        2,444        --
      Deferred income taxes ..............................          669        --
      Asset impairment ...................................           --       618
      Minority interest ..................................          (13)       --
      Changes in assets and liabilities--
         Accounts receivable .............................          587       705
         Unbilled receivables ............................         (129)      510
         Employee advances ...............................           17        24
         Due to affiliates, net ..........................           --        24
         Income tax refund ...............................           --
                                                                            1,485
         Prepaids and other ..............................          (31)     (864)
         Other long-term assets ..........................           63        --
         Accounts payable ................................         (415)     (622)
         Payroll liabilities .............................         (700)     (230)
         Accrued taxes and other current liabilities .....         (453)   (1,850)

         Long term liabilities ...........................         (100)       --
                                                                -------   -------
      Net cash provided (used) by operating activities ...          159    (2,612)
                                                                -------   -------

Cash flows from investing activities:
   Purchases of property and equipment ...................          (33)     (159)
   Cash paid for acquisitions, net of cash acquired ......           --       141
                                                                -------   -------

      Net cash used by investing activities ..............          (33)      (18)
                                                                -------   -------

Cash flows from financing activities:
   Purchase of treasury stock ............................          (19)       --
                                                                -------   -------
      Net cash used by financing activities ..............          (19)       --
                                                                -------   -------

Effect of currency translation on cash ...................            5        --

Net increase (decrease) in cash and cash equivalents .....          112    (2,630)

Cash and cash equivalents, at beginning of period ........        7,088    10,477
                                                                -------   -------

Cash and cash equivalents, at end of period ..............      $ 7,200   $ 7,847
                                                                =======   =======

Supplemental data:
   Cash payments for income taxes ........................      $    --   $   108
   Fair value of:
      Assets acquired ....................................      $    --   $ 2,447
      Liabilities assumed ................................           --      (605)
      Due to seller ......................................           --    (1,983)
                                                                -------   -------
      Cash acquired ......................................      $    --   $  (141)
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

2.   OPERATIONS:

     UBICS, a Delaware corporation, provides information technology (IT) professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration.

3.   OTHER CURRENT LIABILITIES:

     Other current liabilities consisted of the following at June 30, 2002 and December 31, 2001:

                                    June 30, 2002   December 31, 2001
                                    -------------   -----------------
                                     (unaudited)
     Restructuring liabilities          $  401            $  539
     Other current liabilities           1,150             1,396
                                        ------            ------
        Other current liabilities       $1,551            $1,935
                                        ======            ======

4.   COMPREHENSIVE LOSS:

     Total comprehensive loss for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                          2002          2001          2002          2001
                                       -----------   -----------   -----------   -----------
                                       (unaudited)   (unaudited)   (unaudited)   (unaudited)
     Net loss                             $(858)        $(535)       $(3,547)      $(1,250)
        Foreign currency translation
           adjustments                       13            --              5            --
                                          -----         -----        -------       -------
           Comprehensive loss             $(845)        $(535)       $(3,542)      $(1,250)
                                          ======        =====        =======       =======

5.   EARNINGS PER SHARE:

     Reconciliation of diluted shares (dollars in thousands, except per share amounts):

                                                   Three Months Ended June 30,
                                                       2002          2001
                                                    -----------   -----------
                                                    (unaudited)   (unaudited)
     Basic loss per share
        Net loss                                     $     (858)   $     (535)
                                                     ----------    ----------
     Divided by:
     Weighted average common shares outstanding       6,939,709     7,012,151
                                                     ----------    ----------
        Basic loss per share                         $    (0.12)   $    (0.08)
                                                     ==========    ==========
     Diluted loss per share
        Net loss                                     $     (858)   $     (535)
                                                     ----------    ----------
     Divided by:
     Weighted average common shares outstanding       6,939,709     7,012,151
     Dilutive effect of common stock equivalents             --            --
                                                     ----------    ----------
     Dilutive weighted average common shares
        outstanding                                   6,939,709     7,012,151
                                                     ----------    ----------
        Diluted loss per share                       $    (0.12)   $    (0.08)
                                                     ==========    ==========

                                                    Six Months Ended June 30,
                                                       2002          2001
                                                    -----------   -----------
                                                    (unaudited)   (unaudited)
     Basic loss per share
        Net loss                                     $   (3,547)   $   (1,250)
                                                     ----------    ----------
     Divided by:
     Weighted average common shares outstanding       6,944,575     7,012,151
                                                     ----------    ----------

        Basic loss per share                         $    (0.51)   $    (0.18)
                                                     ==========    ==========

     Diluted loss per share
        Net loss                                     $   (3,547)   $   (1,250)
                                                     ----------    ----------
     Divided by:
     Weighted average common shares outstanding       6,944,575     7,012,151
     Dilutive effect of common stock equivalents             --           --
                                                     ----------    ----------
     Dilutive weighted average common shares          6,944,575     7,012,151
                                                     ----------    ----------
        outstanding

        Diluted loss per share                       $    (0.51)   $    (0.18)
                                                     ==========    ==========

     For the three months and six months ended June 30, 2002, options to purchase 975,750 shares were excluded from the calculation of diluted loss per share as the effect would be anti-dilutive due to the exercise price of such options exceeding the average market price for the period. The number of anti-dilutive stock options omitted from the computation of dilutive average common shares for the three months and six months ended June 30, 2001 were 1,246,000.

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

     The excess of the purchase price over the net assets acquired ($1,822,583) has been allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company was willing to pay the purchase price based on the acquired workforce and synergies which were expected to increase future profits.

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
                                       ======

     The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US$825,000. DSF engages in the business of offshore development of software, including video/audio streaming, web designing and content management. The Company believed the acquisition was necessary to obtain cost effective offshore capabilities. The DSF acquisition provides the Company an offshore development option for its clients. The results of DSF's operations have been included in the consolidated financial statements since that date. In the transaction, UBICS also agreed to satisfy the seller's obligation to Fifth Dimension Limited for its mediation services in connection with the transaction by paying $175,000 and issuing 219,173 shares of the common stock of the Company to Fifth Dimension. The $825,000 is payable to the seller as follows:

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

     The excess of the purchase price over the net assets acquired ($1,166,848) has been allocated to goodwill. None of the goodwill is expected to be deducible for tax purposes. The Company was willing to pay the purchase price based on the acquired workforce and expected future profits as a result of lowered costs of sales.

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
                                       ======

     The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisition of Oakwood and DSF had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                    June 30,
                                                         2002          2001          2002          2001
                                                      -----------   -----------   -----------   -----------
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
     Revenues                           As reported     $6,606        $10,599       $13,401       $21,376
                                        Pro forma        6,606         11,667        13,401        22,243
     Net loss                           As reported     $ (858)       $  (535)      $(3,547)      $(1,250)
                                        Pro forma         (858)          (527)       (3,547)       (1,232)
     Basic and diluted loss per share   As reported     $(0.12)       $ (0.08)      $ (0.51)      $ (0.18)
                                        Pro forma        (0.12)         (0.07)        (0.51)        (0.17)

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

8.   SHARE REPURCHASE PROGRAM:

     On July 3, 2001, the Company announced that its Board of Directors had approved a stock repurchase plan for up to an additional $500,000 of the total outstanding shares of the Company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of June 30, 2002, the Company has purchased 247,815 shares at a cost of $258,134 and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in capital in accordance with accounting principles generally accepted in the United States.

9.   INCOME TAXES:

     The Company's effective tax provision was (354.0)% for the three months ended June 30, 2002, compared to an effective tax benefit of 35.0% for the three months ended June 30, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income and the reduction in deferred tax assets as a result of the utilization of the NOL carrybacks in the current period and resulting tax refund.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and ARB No. 51, Consolidated Financial Statements. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 has had no impact on the Company's consolidated financial position or results of operations.

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

     In July 2002, FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of this SFAS 146.

11.  GOODWILL:

          At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill other Intangibles ("SFAS 142") under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed impaired under these standards. The fair value used to evaluate goodwill was determined based upon a comparison of carrying value to fair market value as determined by a valuation technique using comparative sales values. This impairment loss is an estimate that has not yet been finalized as of June 30, 2002. The amount will be finalized upon completion of step 2 of the impairment test. In addition, each year, the Company will evaluate the goodwill for impairment with any resulting impairment reported as an operating expense.

          The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows (dollars in thousands):

     Balance as of January 1, 2002 ..........   $ 4,376
     Impairment losses ......................    (2,444)
                                                -------
     Balance as of June 30, 2002 ............   $ 1,932
                                                =======

     The following table is the Company's disclosure of what reported net income, basic earnings per share, and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (dollars in thousands except per share amounts):

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                2002          2001          2002          2001
                                             -----------   -----------   -----------   -----------
                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
     Reported net loss ...................     $ (858)       $ (535)       $(3,547)      $(1,250)
        Goodwill amortization ............         --            63             --            91
                                               ------        ------        -------       -------
     Adjusted net loss ...................     $ (858)       $ (472)       $(3,547)      $(1,159)
                                               ======        ======        =======       =======

     Basic loss per share ................     $(0.12)       $(0.08)       $ (0.51)      $ (0.18)
        Goodwill amortization ............         --           .01             --           .01
                                               ------        ------        -------       -------
     Adjusted basic loss per share .......     $(0.12)       $(0.07)       $ (0.51)      $ (0.17)
                                               ======        ======        =======       =======

     Diluted loss per share ..............     $(0.12)       $(0.08)       $ (0.51)      $ (0.18)
        Goodwill amortization ............         --           .01             --           .01
                                               ------        ------        -------       -------
     Adjusted diluted loss per share .....     $(0.12)       $(0.07)       $ (0.51)      $ (0.17)
                                               ======        ======        =======       =======

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

          Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include the Company's financial, growth, and liquidity projections, as well as statements concerning the Company's plans, strategies, intentions and beliefs concerning the Company's business, cash flows, costs, and the markets in which the Company operates. These statements are based on information currently available to the Company, and the Company assumes no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for the Company's services, the highly-competitive market for the types of services that the Company offers, market conditions that could cause the Company's customers to reduce their spending for the Company's services or cause prospective customers to decide not to engage third-party providers of Information Technology (IT) services, the Company's ability to acquire new businesses and to grow its existing businesses, the Company's ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and the Company's ability to reduce costs and conserve cash in an uncertain economic environment. While the Company cannot predict all of these risks and uncertainties, investors should also review the risks and uncertainties described in the 2001 Form 10-K.

OVERVIEW

     UBICS, founded in 1993, provides Information Technology (IT) professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, Enterprise Resource Package (ERP) implementation and customization, e-commerce applications design and development, applications maintenance programming, and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided.

     UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. For the six months ended June 30, 2002, approximately 35% of the Company's revenues were derived from IT professionals deployed from subcontractors. As of June 30, 2002, IT professionals deployed from subcontractors comprised 63 of the Company's 184 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

     Since inception, the Company has developed relationships with 700 clients in a range of industries and currently has IT professionals deployed at nearly 80 of these clients. The Company's five largest clients accounted for approximately 29% of revenues for the six months ended June 30, 2002. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a wide range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

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

     On September 6, 2001, the Company, through its UBIX Computer Services Limited subsidiary, completed the acquisition of seventy percent (70)% of the equity share capital of DSF Internet Services Private Limited in India for a purchase price of $825,000. In the transaction, UBICS has agreed to satisfy the seller's obligation to Fifth Dimension Limited for its mediation services in connection with the transaction by paying $175,000 and issuing 219,173 shares of the common stock of the Company to Fifth Dimension.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                            Percentage of Revenues
                                                      Three Months         Six Months
                                                     Ended June 30        Ended June 30
                                                     2002      2001      2002      2001
                                                     -----     -----     -----     -----
     Revenues ....................................   100.0%    100.0%    100.0%    100.0%
     Cost of revenues ............................    68.6      73.0      69.8      76.5
                                                     -----     -----     -----     -----
     Gross profit ................................    31.4      27.0      30.2      23.5
     Selling, general and administrative
        expenses .................................    34.8      35.7      34.6      33.6
                                                     -----     -----     -----     -----
     Loss from operations ........................    (3.4)     (8.7)     (4.4)    (10.1)
     Interest income, net ........................     0.5       0.9       0.6       1.1
                                                     -----     -----     -----     -----
     Loss before income taxes and cumulative
        effect of a change in accounting
     principle ...................................    (2.9)     (7.8)     (3.8)     (9.0)
        Cumulative effect of a change in
        accounting principle .....................      --        --     (18.2)       --
     Provision (benefit) for income taxes ........    10.1      (2.7)      4.4      (3.2)
                                                     -----     -----     -----     -----
     Net loss ....................................   (13.0)%    (5.1)%   (26.5)%    (5.8)%
                                                     =====     =====     =====     =====

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

Revenues

          Revenues for the quarter ended June 30, 2002 were $6.6 million, compared to $10.6 million for the quarter ended June 30, 2001, a decrease of $4.0 million, or 38%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 184 at June 30, 2002 from 251 at June 30, 2001.

Gross Profit

          Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended June 30, 2002 was $2.1 million, compared to $2.9 million for the quarter ended June 30, 2001, a decrease of $0.8 million, or 27%. Gross profit as a percentage of revenues increased to 31.4% for the quarter ended June 30, 2002 from 27.0% for the quarter ended June 30, 2001. The increase in gross profit as a percentage of revenues resulted primarily from better management of the Company's bench, i.e., its undeployed IT professionals.

Selling, General and Administrative Expenses

          Selling, general and administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. SG&A expenses for the quarter ended June 30, 2002 were $2.3 million, compared to $3.8 million for the quarter ended June 30, 2001, a decrease of $1.5 million or 39.2%. The decrease in SG&A was primarily due to reductions in home office staffing and a $618,000 write-off for the PeopleSoft implementation taken in the second quarter of 2001. SG&A expenses as a percentage of revenues decreased to 34.8% for the quarter ended June 30, 2002 from 35.7% for the comparable quarter in 2001. The decrease was primarily due to a decrease in overhead staff.

Interest Income, Net

          Interest income, net for the three months ended June 30, 2002, was $31,000 compared to interest income of $101,000 for the three months ended June 30, 2001. The decrease resulted primarily from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision (Benefit) for Income Taxes

          The Company's effective tax provision was (354.0)% for the three months ended June 30, 2002, compared to an effective tax benefit of 35.0% for the three months ended June 30, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income and the reduction in deferred tax assets as a result of the utilization of the NOL carrybacks in the current period and resulting tax refund. The deferred tax asset was reduced as a result of a re-evaluation of such asset.

Goodwill Impairment

          At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed impaired under this standard. This impairment loss is an estimate that has not yet been finalized as of June 30, 2000. The amount will be finalized upon completion of Step 2 of the impairment test. In addition, each year the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

          The change in the carrying amount of goodwill for the three months ended June 30, 2002 is as follows (dollars in thousands):

     Balance as of April 1, 2002.............   $1,932
     Impairment losses.......................       --
                                                ------
     Balance as of June 30, 2002.............   $1,932
                                                ======

Net Loss

          Net loss for the three months ended June 30, 2002 was $858,000, compared to net loss of $538,000 for the three months ended June 30, 2001, an increase of $323,000 or 60.4%. The net loss as a percentage of revenues increased to (13.0)% for the three months ended June 30, 2002, compared to (5.0)% for the three months ended June 30, 2001. The increase in net loss was primarily due to lower sales and a higher effective tax rate.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

Revenues

          Revenues for the six months ended June 30, 2002 were $13.4 million, compared to $21.4 million for the six months ended June 30, 2001, a decrease of $8.0 million, or 37%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 184 at June 30, 2002 from 251 at June 30, 2001.

Gross Profit

          Gross profit for the six months ended June 30, 2002 was $4.0 million, compared to $5.0 million for the six months ended June 30, 2001, a decrease of $1.0 million, or 19%. Gross profit as a percentage of revenues increased to 30.2% for the six months ended June 30, 2002 from 22.5% for the six months ended June 30, 2001. The increase in gross profit as a percentage of revenues resulted primarily from better management of the Company's bench, i.e., its undeployed IT professionals.

Selling, General and Administrative Expenses

          SG&A expenses for the six months ended June 30, 2002 were $4.6 million, compared to $7.2 million for the six months ended June 30, 2001, a decrease of $2.6 million or 35.6%. The decrease in SG&A was primarily due to reductions in home office staffing and PeopleSoft write-off. SG&A expenses as a percentage of revenues increased to 34.3% for the six months ended June 30, 2002 from 33.7% for the comparable period in 2001. The increase was primarily due to a decrease in revenue for the same period.

Interest Income, Net

          Interest income, net for the six months ended June 30, 2002, was $66,000 compared to interest income, net of $247,000 for the six months ended June 30, 2001. The decrease resulted primarily from the reduction in the amount of cash available for short-term investments and lower interest rates. The deferred tax asset was reduced as a result of a re-evaluation of such asset.

Provision (Benefit) for Income Taxes

          The Company's effective tax provision was (4.4)% for the six months ended June 30, 2002, compared to an effective tax benefit of 35.1% for the six months ended June 30, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income and the reduction in deferred tax assets as a result of the utilization of the NOL carrybacks in the current period and resulting tax refund.

Goodwill Impairment

          At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed impaired under this standard. This impairment loss is an estimate that has not yet been finalized as of June 30, 2000. The amount will be finalized upon completion of Step 2 of the impairment test. In addition, each year, the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

          The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows (dollars in thousands):

     Balance as of January 1, 2002...........   $ 4,376
     Impairment losses.......................    (2,444)
                                                -------
     Balance as of June 30, 2002.............   $ 1,932
                                                =======

Net Loss

          Net loss for the six months ended June 30, 2002 was $3.5 million, compared to net loss of $1.3 million for the six months ended June 30, 2001, an increase of $2.3 million or 183.8%. The net loss as a percentage of revenues increased to (26.5)% for the six months ended June 30, 2002, compared to (5.9)% for the six months ended June 30, 2001. The increase in net loss was primarily due to lower revenue, the $2.4 million cumulative effect of a change in accounting principle the Company incurred in conjunction with the adoption of SFAS No. 142, and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2002 compared to net cash used by operating activities of $2.6 million for the comparable period in 2001. Net cash provided by operating activities for the six months ended June 30, 2002 is primarily due to a tax refund of $1.5 million resulting from a net operating loss carryback offset by payments for various liabilities. Net cash used by operating activities of $2.6 million for the six months ended June 30, 2001 is primarily due to a net loss of $1.3 million and payments made on various liabilities.

          Net cash used by investing activities was $33,000 for the six months ended June 30, 2002, as compared to $18,000 for the same period in 2001. The increase was a result of lower capital purchases during the period offset by cash acquired in the Oakwood acquisition in 2001.

          Net cash used by financing activities was $19,000 for the six months ended June 30, 2002, an increase of $19,000 from the same period in 2001. The increase was due to treasury stock purchased under the Company's share repurchase program in 2002.

          For the six months ended June 30, 2002, the Company continued its program to repurchase, from time to time, up to an additional $500,000 of its outstanding capital stock for investment or other general corporate purposes. This board approved repurchase program was announced on July 3, 2001. During the six months ended June 30, 2002, the Company purchased 28,000 shares of its capital stock at a total cost of $19,000, bringing the total number of shares purchased to 248,000 shares. The repurchases were financed principally from cash on hand. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

          Capital expenditures for the six months ended June 30, 2002 and 2001 were $33,000 and $159,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

          The Company currently anticipates that $7.2 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and ARB No. 51, Consolidated Financial Statements. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 has had no impact on the Company's consolidated financial position or results of operations.

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

     In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a Company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

          The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and accounts payable are approximately equivalent. All other financial instruments are classified as current and will be utilized within the next 12 months.

     The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the period for revenue and expense accounts.

     The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholders' Equity as a component of accumulated other comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The company held its 2002 Annual Meeting of Shareholders (the "2002 Annual Meeting") on May 17, 2002.

     (b) The following matter was voted upon at the 2002 Annual Meeting, with the results indicated:

          Election of Director: The following votes were cast for the nominees standing for election as directors of the Company for a three year term:

          Nominee:                  Robert C. Harbage
          Votes For:                5,874,674
          Votes Withheld:              34,188

          Nominee:                  Scott R. Heldfond
          Votes For:                5,881,014
          Votes Withheld:              27,846

          Nominee:                  Rahul Merchant
          Votes For:                5,881,014
          Votes Withheld:              27,846

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

          2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja
               (3)

          2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

          3.1  Amended and Restated Certificate of Incorporation of UBICS, Inc.
               (1)

          3.2  Amended and Restated Bylaws of UBICS, Inc. (1)

          99.1 Certification Pursuant to 18 U.S.G. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification Pursuant to 18 U.S.G. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

          (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

          (3) Incorporated by reference to Form 8-K of the registrant dated September, 2001

          (4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001

(b)  Reports on Form 8-K:

          During the second quarter of 2002, the Company filed with the SEC a report on Form 8-K, dated June 17, 2002, reporting that the Nasdaq Stock Market, Inc. had approved the Company's application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq Smallcap Market.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UBICS, Inc.
                                        (Registrant)

Date: August 14, 2002


                                        By: /s/ Robert C. Harbage
                                        ----------------------------------------
                                        Robert C. Harbage
                                        President and Chief Executive Officer


                                        By: /s/ Neil M. Ebner
                                        ----------------------------------------
                                        Neil M. Ebner
                                        Vice President, Finance,
                                        Chief Financial Officer and Secretary
                                        (Principal Finance & Accounting Officer)

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

          2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja
               (3)

          2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

          3.1  Amended and Restated Certificate of Incorporation of UBICS, Inc.
               (1)

          3.2  Amended and Restated Bylaws of UBICS, Inc. (1)

          99.1 Certification Pursuant to 18 U.S.G. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification Pursuant to 18 U.S.G. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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