Form 10-Q
period 2002-09-30
UBICS INC
filed 2002-11-15
CIK 1045445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      As of October 31, 2002, 6,936,209 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

                                   UBICS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................     3

         Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
         December 31, 2001 ........................................................................     4

         Consolidated Statements of Operations (unaudited) for the three and nine
         month periods ended September 30, 2002 and 2001 ..........................................     5

         Consolidated Statements of Cash Flows (unaudited) for the nine month
         periods ended September 30, 2002 and 2001 ................................................     6

         Notes to Unaudited Consolidated Financial Statements .....................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ............................................................................    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................    18

Item 4.  Controls and Procedures ..................................................................    18

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................    19

Item 2.  Changes in Securities and Use of Proceeds ................................................    19

Item 3.  Defaults Upon Senior Securities ..........................................................    19

Item 4.  Submission of Matters to a Vote of Security Holders ......................................    19

Item 5.  Other Information ........................................................................    19

Item 6.  Exhibits and Reports on Form 8-K .........................................................    19

SIGNATURES ........................................................................................    20

EXHIBIT INDEX .....................................................................................    23


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


     UBICS, Inc. ("UBICS" or the "Company") did not obtain a review of the interim financial statements for the quarter ended September 30, 2002 included in this Report on Form 10-Q by an independent accountant using professional review standards and procedures, even though such review is required by Form 10-Q. The Company did not obtain such review because, on November 12, 2002, BDO Seidman, LLP resigned as the Company's independent auditor of record and the Company has not yet engaged a new independent auditor to perform the review. The Company is in the process of identifying and interviewing new accountants to serve as its independent auditor, and will refile its interim financial statements for the quarter ended September 30, 2002 as promptly as practicable following its engagement of a successor independent auditor.

                                   UBICS, INC
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                   September 30,      December 31,
                                                                                                       2002              2001
                                                                                                -----------------  ----------------
                                                                                                     (Unaudited)         (Audited)
                                               ASSETS

Current assets:
  Cash and cash equivalents                                                                               $ 7,845           $ 7,088
  Accounts receivable, net of allowance for doubtful accounts of $500 and $500, respectively                  805             2,464
  Unbilled receivables                                                                                      1,867             1,665
  Employee advances                                                                                            30                50
  Prepaids and other                                                                                          220             1,051
  Notes receivable                                                                                            733                 -
  Deferred tax asset                                                                                          695               761
                                                                                                -----------------  ----------------

        Total current assets                                                                               12,195            13,079
                                                                                                -----------------  ----------------

Property and equipment:
  Leasehold improvements                                                                                      135               135
  Vehicles                                                                                                     86                92
  Computer equipment and software                                                                           1,370             1,318
  Furniture and fixtures                                                                                      714               714
                                                                                                -----------------  ----------------

        Total property and equipment                                                                        2,305             2,259
        Accumulated depreciation                                                                           (1,677)           (1,264)
                                                                                                -----------------  ----------------

        Net property and equipment                                                                            628               995
                                                                                                -----------------  ----------------

Goodwill, net of amortization                                                                               1,932             4,376
Notes receivable                                                                                              336               983
Deferred tax asset and other long-term assets                                                                   -             1,175
                                                                                                -----------------  ----------------

    Total other non-current assets                                                                          2,268             6,534
                                                                                                -----------------  ----------------

    Total assets                                                                                          $15,091           $20,608
                                                                                                =================  ================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                         $563           $ 1,172
    Payroll liabilities                                                                                     1,569             2,323
    Other current liabilities                                                                               1,413             1,935
    Deferred revenue                                                                                            -                91
    Due to affiliates, net                                                                                     12                10
                                                                                                -----------------  ----------------

        Total current liabilities                                                                           3,557             5,531
Deferred tax liability and other long-term liabilities                                                        241               100
                                                                                                -----------------  ----------------

        Total liabilities                                                                                   3,798             5,631
                                                                                                -----------------  ----------------

Minority interest in consolidated subsidiary
                                                                                                                -                13
                                                                                                -----------------  ----------------

Common stock, subject to redemption, $0.01 par value, 183,200 shares issued and outstanding                   550               550
                                                                                                -----------------  ----------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized,
     no shares issued and outstanding                                                                           -                 -
  Common stock, $0.01 par value, 20,000,000 shares authorized,
     7,003,324 shares issued                                                                                   70                70
  Additional paid-in capital                                                                               14,171            14,171
  Treasury stock, 250,315 and 220,115 shares, respectively, at cost                                          (259)             (239)
  Retained earnings (deficit)                                                                              (3,240)              423
  Accumulated other comprehensive income (loss)                                                                 1               (11)
                                                                                                -----------------  ----------------

        Total stockholders' equity                                                                         10,743            14,414
                                                                                                -----------------  ----------------

        Total liabilities and stockholders' equity                                                        $15,091           $20,608
                                                                                                =================  ================

       The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           For the Three Months Ended     For the Nine Months Ended
                                                                  September 30,                 September 30,
                                                           --------------------------     -------------------------
                                                               2002           2001            2002          2001
                                                           ------------    ----------     -----------   -----------
Revenues                                                   $      6,377    $    9,334     $    19,778   $    30,710
Cost of revenues                                                  4,433         6,369          13,790        22,725
                                                           ------------    ----------     -----------   -----------

     Gross profit                                                 1,944         2,965           5,988         7,985

Selling, general, and administrative expenses                     2,132         5,871           6,766        13,063
Restructuring                                                         -           892               -           892
                                                           ------------    ----------     -----------   -----------

Loss from operations                                               (188)       (3,798)           (778)       (5,970)
Minority interest                                                     -             -              13             -
Interest income, net                                                 35            70             101           317
                                                           ------------    ----------     -----------   -----------

Loss before income taxes and cumulative effect of
   a change in accounting principle                                (153)       (3,728)           (664)       (5,653)
Cumulative effect of a change in accounting principle                 -             -          (2,444)            -
Provision (benefit) for income taxes                                (37)       (1,528)            555        (2,203)
                                                           ------------    ----------     -----------   -----------

Net loss                                                          ($116)      ($2,200)        ($3,663)      ($3,450)
                                                           ============    ==========     ===========   ===========

Basic and diluted loss per share                                 ($0.02)       ($0.31)         ($0.53)       ($0.49)
                                                           ============    ==========     ===========   ===========

Basic weighted average shares outstanding                     6,935,033     7,050,304       6,940,382     7,025,296
                                                           ============    ==========     ===========   ===========

Diluted weighted average shares outstanding                   6,935,033     7,050,304       6,940,382     7,025,296
                                                           ============    ==========     ===========   ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   UBICS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                                               For the Nine Months Ended
                                                                                                    September 30,
                                                                                               -------------------------
                                                                                                   2002          2001
                                                                                               ----------      ---------
Cash flows from operating activities:
  Net loss                                                                                        ($3,663)       ($3,450)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation                                                                                      413            521
    Amortization of goodwill                                                                            -            156
    Goodwill impairment                                                                             2,444              -
    Deferred income taxes                                                                             555              -
    Asset impairment                                                                                    -            618
    Asset abandonment                                                                                   -            288
    Minority interest                                                                                 (13)             -
    Changes in operating assets and liabilities:
       Accounts receivable                                                                          1,659          2,136
       Unbilled receivables                                                                          (202)           379
       Employee advances                                                                               20             26
       Due to affiliates, net                                                                           2             24
       Income tax refund                                                                            1,485              -
       Prepaids and other                                                                               6         (2,176)
       Notes receivable and other assets                                                              101              -
       Accounts payable                                                                              (609)        (1,797)
       Payroll liabilities                                                                           (754)           124
       Accrued taxes and other current liabilities                                                   (525)           595
       Long-term liabilities                                                                         (100)           283
                                                                                               ----------      ---------

    Net cash provided (used) by operating activities                                                  819         (2,273)
                                                                                               ----------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                                 (54)          (187)
  Cash paid for acquisitions, net of cash acquired                                                      -         (1,651)
                                                                                               ----------      ---------

    Net cash used by investing activities                                                             (54)        (1,838)
                                                                                               ----------      ---------

Cash flows from financing activities:
  Purchases of treasury stock                                                                         (20)           (66)
                                                                                               ----------      ---------

    Net cash used by financing activities                                                             (20)           (66)
                                                                                               ----------      ---------

Effect of currency translation on cash                                                                 12              -
                                                                                               ----------      ---------

Net increase (decrease) in cash and cash equivalents                                                  757         (4,177)

Cash and cash equivalents at beginning of period                                                    7,088         10,477
                                                                                               ----------      ---------

Cash and cash equivalents at end of period                                                     $    7,845      $   6,300
                                                                                               ==========      =========

Supplemental data:
  Common stock issued for acquisition                                                                   -      $     138
                                                                                               ==========      =========
  Fair value of:
       Assets acquired                                                                                  -      $   4,092
       Liabilities assumed                                                                              -           (665)
       Cash paid for acquisition                                                                        -         (1,676)
       Acquisition-related expenses                                                                     -           (119)
       Common stock issued for acquisition                                                              -           (138)
       Due to seller                                                                                    -         (1,621)
       Minority interest                                                                                -            (17)
                                                                                               ----------      ---------

       Cash acquired                                                                                    -          ($144)
                                                                                               ==========      =========

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

2.   OPERATIONS:

     UBICS, a Delaware corporation, provides information technology ("IT") professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration.

3.   OTHER CURRENT LIABILITIES:

     Other current liabilities consisted of the following at September 30, 2002 and December 31, 2001:

                                                                   September 30, 2002  December 31, 2001
                                                                   ------------------  -----------------
                                                                      (unaudited)
Restructuring liabilities .......................................      $   333             $   539
Other current liabilities .......................................        1,080               1,396
                                                                       -------             -------
     Other current liabilities ..................................      $ 1,413             $ 1,935
                                                                       =======             =======

4.   COMPREHENSIVE LOSS:

     Total comprehensive loss for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                                  Three Months           Nine Months
                                               Ended September 30,    Ended September 30,
                                                2002       2001       2002       2001
                                                ----       ----       ----       ----
                                             (unaudited)(unaudited)(unaudited)(unaudited)
Net loss ..................................   $  (116)   $(2,200)   $(3,663)   $(3,450)
     Foreign currency translation
         adjustments ......................         7        (15)        12        (15)
                                              -------    -------    -------    -------
         Comprehensive loss ...............   $  (109)   $(2,215)   $(3,651)   $(3,465)
                                              =======    =======    =======    =======


5.  EARNINGS PER SHARE:

    Reconciliation of diluted shares (dollars in thousands, except per share amounts):

                                                                                Three Months Ended September 30,
                                                                                     2002          2001
                                                                                     ----          ----
                                                                                 (unaudited)    (unaudited)
Basic loss per share
    Net loss ........................................................            $      (116)   $    (2,200)
                                                                                 -----------    -----------
Divided by:
Weighted average common shares outstanding ..........................              6,935,033      7,050,304
                                                                                 -----------    -----------
    Basic loss per share ............................................            $     (0.02)   $     (0.31)
                                                                                 ===========    ===========
Diluted loss per share
    Net loss ........................................................            $      (116)   $    (2,200)
                                                                                 -----------    -----------
Divided by:
Weighted average common shares outstanding ..........................              6,935,033      7,050,304
Dilutive effect of common stock equivalents .........................                      -              -
                                                                                 -----------    -----------
Dilutive weighted average common shares
    outstanding .....................................................              6,935,033      7,050,304
                                                                                 -----------    -----------
    Diluted loss per share ..........................................            $     (0.02)   $     (0.31)
                                                                                 ===========    ===========

                                                                                Nine Months Ended September 30,
                                                                                     2002           2001
                                                                                     ----           ----
                                                                                 (unaudited)    (unaudited)
Basic loss per share
    Net loss ........................................................            $    (3,663)   $    (3,450)
                                                                                 -----------    -----------

Divided by:
Weighted average common shares outstanding ..........................              6,940,382      7,025,296
                                                                                 -----------    -----------
    Basic loss per share ............................................            $     (0.53)   $     (0.49)
                                                                                 ===========    ===========

Diluted loss per share
    Net loss ........................................................            $    (3,663)   $    (3,450)
                                                                                 -----------    -----------
Divided by:
Weighted average common shares outstanding ..........................              6,940,382      7,025,296
Dilutive effect of common stock equivalents .........................                      -              -
                                                                                 -----------    -----------

Dilutive weighted average common shares outstanding .................              6,940,382      7,025,296
                                                                                 -----------    -----------

    Diluted loss per share ..........................................            $     (0.53)   $     (0.49)
                                                                                 ===========    ===========

     For the three months and nine months ended September 30, 2002, options to purchase 950,750 shares were excluded from the calculation of diluted loss per share as the effect would be anti-dilutive due to the exercise price of such options exceeding the average market price for the period. The number of anti-dilutive stock options omitted from the computation of dilutive average common shares for the three months and nine months ended September 30, 2001 were 1,002,000.

6.   ACQUISITIONS:

Oakwood Technical Services Limited, European Software Services (UK) Limited, and Reflex I.T. Solutions Limited

     The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited (collectively referred to as "Oakwood") in the United Kingdom on March 30, 2001 for a consideration of 1.4 million Pounds Sterling, or approximately US $2.0 million. The 1.4 million Pounds Sterling was to be paid by the Company to an escrow agent as follows: 1.1 million Pounds Sterling paid on the purchase date, 151,667 Pounds Sterling paid twelve months after the closing and the remaining 151,667 Pounds Sterling eighteen months after the closing. On December 21, 2001 the parties agreed to reduce the purchase price to 1.1 million Pounds Sterling or approximately US $1.6 million, thereby eliminating the Company's obligation to make subsequent payments to the escrow agent. The Company felt the acquisition was necessary to expand its European presence. Oakwood engages in the business of information, consulting and technical services ranging from high-level strategic human resources planning to project outsourcing and on-site consulting. The Oakwood acquisition expanded the Company's presence in the European market. The results of Oakwood's operations have been included in the consolidated financial statements since April 1, 2001. The consideration of 1.1 million Pounds Sterling was paid to the escrow agent on the closing and is to be distributed to the seller as follows:

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

     Current assets.....................................   $  499
     Net property and equipment.........................       34
     Goodwill...........................................    1,823
                                                           ------
          Total assets acquired.........................    2,356
     Current liabilities................................      655
                                                           ------
          Total liabilities.............................      655
                                                           ------
          Net assets acquired...........................   $1,701
                                                           ======


DSF Internet Services Private Limited

     The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited ("DSF") in India on September 6, 2001 for a consideration of US $825,000. DSF engages in the business of offshore development of software, including video/audio streaming, web designing and content management. The Company believed the acquisition was necessary to obtain cost effective offshore capabilities. The DSF acquisition provides the Company an offshore development option for its clients. The results of DSF's operations have been included in the consolidated financial statements since that date. In the transaction, UBICS also agreed to satisfy the seller's obligation to Fifth Dimension Limited ("Fifth Dimension") for its mediation services in connection with the transaction by paying $175,000 and issuing 219,173 shares of the common stock of the Company to Fifth Dimension. The $825,000 is payable to the seller as follows:

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

     Current assets.....................................   $   81
     Net property and equipment.........................       51
     Intangible assets..................................        5
     Goodwill...........................................    1,167
                                                           ------
          Total assets acquired.........................    1,304
     Current liabilities................................      147
     Long-term liabilities..............................        2
                                                           ------
          Total liabilities.............................      149
                                                           ------
          Net assets acquired...........................   $1,155
                                                           ======

     The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisitions of Oakwood and DSF had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                                     2002         2001         2002        2001
                                                                                     ----         ----         ----        ----
                                                                                 (unaudited)   (unaudited)  (unaudited) (unaudited)
Revenues                                As reported .........................      $ 6,377      $  9,334     $ 19,778    $ 30,710
                                        Pro forma ...........................        6,377         9,367       19,778      31,610
Net loss                                As reported .........................      $  (116)     $ (2,200)    $ (3,663)   $ (3,450)
                                        Pro forma ...........................         (116)       (2,199)      (3,663)     (3,431)
Basic and diluted loss per share        As reported .........................      $ (0.02)     $  (0.31)    $  (0.53)   $  (0.49)
                                        Pro forma ...........................        (0.02)        (0.31)       (0.53)      (0.49)

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

8.   SHARE REPURCHASE PROGRAM:

     On July 3, 2001, the Company announced that its Board of Directors had approved a stock repurchase plan for up to an additional $500,000 of the total outstanding shares of the Company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of September 30, 2002, the Company has purchased 250,315 shares at a cost of $259,225 and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in capital in accordance with accounting principles generally accepted in the United States.

9.   INCOME TAXES:

     The Company's effective tax benefit was 24.2% for the three months ended September 30, 2002, compared to an effective tax benefit of 41.0% for the three months ended September 30, 2001. The difference in rate was primarily the result of the mix of net losses from domestic and foreign operations. In addition, for domestic operations, there are temporary differences between financial and tax reporting for accruals, primarily related to restructuring costs. Tax benefits for domestic operations for both years have been recorded on the basis of carrying the net losses back to offset prior taxable income. A valuation allowance has been provided for the tax benefits relating to net losses from foreign operations due to the uncertainty of realizing those benefits.

     For the nine-month periods ended September 30, 2002 and 2001, the effective tax rates were a tax provision of 18% and a tax benefit of 39%, respectively. The difference in rates was primarily the result of the differences between financial and tax reporting for goodwill impairment, a valuation allowance for deferred tax assets, and the mix of net losses from foreign and domestic operations.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The adoption of SFAS No. 144 has had no impact on the Company's consolidated financial position or results of operations.

     In April 2002, Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS No. 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of this SFAS No. 146.

11.  GOODWILL:

     At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed to be impaired under these standards. The fair value used to evaluate goodwill was determined based upon a comparison of carrying value to fair market value as determined by a valuation technique using comparative sales values. This impairment loss is an estimate that has not yet been finalized as of September 30, 2002. The amount will be finalized upon completion of step 2 of the impairment test. In addition, the Company will evaluate the goodwill for impairment each year, with any resulting impairment reported as an operating expense.

     The change in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows (dollars in thousands):

     Balance as of January 1, 2002 ..............................      $4,376
     Impairment losses ..........................................      (2,444)
                                                                       ------
     Balance as of September 30, 2002 ...........................      $1,932
                                                                       ======

     The following table is the Company's disclosure of what reported net income, basic earnings per share, and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (dollars in thousands except per share amounts):

                                                                             Three Months Ended       Nine Months Ended
                                                                                September 30,           September 30,
                                                                             2002        2001        2002        2001
                                                                             ----        ----        ----        ----

                                                                         (unaudited) (unaudited)  (unaudited) (unaudited)
     Reported net loss ..........................................           $ (116)    $ (2,200)    $(3,663)    $(3,450)
          Goodwill amortization .................................               --           65          --         156
                                                                            ------     --------     -------     -------
     Adjusted net loss ..........................................           $ (116)    $ (2,135)    $(3,663)    $(3,294)
                                                                            ======     ========     =======     =======

     Basic loss per share .......................................           $(0.02)    $  (0.31)    $ (0.53)    $ (0.49)
          Goodwill amortization .................................               --          .01          --         .02
                                                                            ------     --------     -------     -------
     Adjusted basic loss per share ..............................           $(0.02)    $  (0.30)    $ (0.53)    $ (0.47)
                                                                            ======     ========     =======     =======

     Diluted loss per share .....................................           $(0.02)    $  (0.31)    $ (0.53)    $ (0.18)
          Goodwill amortization .................................               --          .01          --         .02
                                                                            ------     --------     -------     -------
     Adjusted diluted loss per share ............................           $(0.02)    $  (0.30)    $ (0.53)    $ (0.47)
                                                                            ======     ========     =======     =======

12.  SUBSEQUENT EVENTS:

     On October 21, 2002, the Company, through its subsidiary, UBICS Holding Company ("UHC") purchased an aircraft from Davis Oil Company pursuant to an Aircraft Purchase Agreement dated October 10, 2002. The purchase price of the aircraft was $3,350,000, paid in cash at the closing. Title to the aircraft was registered in the name of Wells Fargo Bank Northwest, National Association ("Wells Fargo") as Trustee under a Trust Agreement dated October 21, 2002 between Wells Fargo and UHC, as trustor and sole beneficiary of such Trust.

     The aircraft will be leased for a five-year term to United Breweries Holdings, Ltd. ("UBH") pursuant to the terms of an Aircraft Lease Agreement (the "Lease") to be entered into between Wells Fargo, as owner trustee, and UBH. During the term of the Lease, UBH will pay rent in the amount of $50,000 per month, and will be responsible for payment of all expenses relating to the operation and maintenance of the aircraft. The lease also provides that UBH will purchase the aircraft at any time upon 90 days written notice from the lessor for a purchase price of $4.0 million.

     Prior to leasing the aircraft to UBH, UHC will cause the aircraft to be refurbished at a cost to UHC of not more than $650,000. Any cost of refurbishment in excess of $650,000 will be paid by UBH.

     UBH is a controlled affiliate of United Breweries (Holdings) Limited, an Indian company, which will enter into a Guaranty and Suretyship Agreement, absolutely and unconditionally guaranteeing all obligations of UBH under the Lease. The Chairman and ultimate beneficial owner of 55% of the outstanding common stock of UBICS, Vijay Mallya, is the Chairman and a shareholder of United Breweries (Holdings) Limited, which controls UBH.

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

          Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include the Company's financial, growth, and liquidity projections, as well as statements concerning the Company's plans, strategies, intentions and beliefs concerning the Company's business, cash flows, costs, and the markets in which the Company operates. These statements are based on information currently available to the Company, and the Company assumes no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for the Company's services, the highly-competitive market for the types of services that the Company offers, market conditions that could cause the Company's customers to reduce their spending for the Company's services or cause prospective customers to decide not to engage third-party providers of Information Technology ("IT") services, the Company's ability to acquire new businesses and to grow its existing businesses, the Company's ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and the Company's ability to reduce costs and conserve cash in an uncertain economic environment. While the Company cannot predict all of these risks and uncertainties, investors should also review the risks and uncertainties described in the 2001 Form 10-K.

OVERVIEW

     UBICS, founded in 1993, provides professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, Enterprise Resource Package (ERP) implementation and customization, e-commerce applications design and development, applications maintenance programming, and database and systems administration. UBICS' services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS' services are provided on a fixed price basis. The Company's revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided.

     UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. For the nine months ended September 30, 2002, approximately 35% of the Company's revenues were derived from IT professionals deployed from subcontractors. As of September 30, 2002, IT professionals deployed from subcontractors comprised 66 of the Company's 186 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

     Since inception, the Company has developed relationships with 700 clients in a range of industries and currently has IT professionals deployed at nearly 80 of these clients. The Company's five largest clients accounted for approximately 31% of revenues for the nine months ended September 30, 2002. While this revenue concentration has remained fairly constant, the Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company's strategy is to continue to provide services to clients in a wide range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

     On March 30, 2001, the Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited in the United Kingdom for a consideration of 1.4 million Pounds Sterling or approximately US $2.0 million. On December 21, 2001, the parties agreed to reduce the total consideration to be paid by the Company to 1.1 million Pounds Sterling or approximately US $1.6 million.

     On September 6, 2001, the Company, through its UBIX Computer Services Limited subsidiary, completed the acquisition of seventy percent (70)% of the equity share capital of DSF Internet Services Private Limited in India for a purchase price of $825,000. In the transaction, UBICS has agreed to satisfy the seller's obligation to Fifth Dimension Limited ("Fifth Dimension") for its mediation services in connection with the transaction by paying $175,000 and issuing 219,173 shares of the common stock of the Company to Fifth Dimension.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                          Percentage of Revenues
                                                        ------------------------------------------------------------
                                                                 Three Months                   Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        -----------------------------   ----------------------------
                                                             2002            2001           2002            2001
                                                        -------------   -------------   ------------   -------------
Revenues                                                        100.0%          100.0%         100.0%          100.0%
Cost of revenues                                                 69.5%           68.2%          69.7%           74.0%
                                                        -------------   -------------   ------------   -------------

Gross profit                                                     30.5%           31.8%          30.3%           26.0%
Selling, general, and administrative expenses                    33.4%           62.9%          34.2%           42.5%
Restructuring                                                     0.0%            9.6%           0.0%            2.9%
                                                        -------------   -------------   ------------   -------------

Loss from operations                                             -2.9%          -40.7%          -3.9%          -19.4%
Minority interest                                                 0.0%            0.0%           0.1%            0.0%
Interest income, net                                              0.6%            0.8%           0.5%            1.0%
                                                        -------------   -------------   ------------   -------------

Loss before income taxes and cumulative effect
  of a change in accounting principle                            -2.3%          -39.9%          -3.3%          -18.4%
Cumulative effect of a change in accounting principle             0.0%            0.0%         -12.4%            0.0%
Provision (benefit) for income taxes                             -0.6%          -16.3%           2.8%           -7.2%
                                                        -------------   -------------   ------------   -------------

Net loss                                                         -1.7%          -23.6%         -18.5%          -11.2%
                                                        =============   =============   ============   =============

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

          Revenues for the quarter ended September 30, 2002 were $6.4 million, compared to $9.3 million for the quarter ended September 30, 2001, a decrease of $2.9 million, or 31%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 186 at September 30, 2002 from 235 at September 30, 2001.

Gross Profit

          Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for the quarter ended September 30, 2002 was $1.9 million, compared to $3.0 million for the quarter ended September 30, 2001, a decrease of $1.1 million, or 36.7%. Gross profit as a percentage of revenues decreased to 30.5% for the quarter ended September 30, 2002 from 31.8% for the quarter ended September 30, 2001.

Selling, General and Administrative Expenses

          Selling, general and administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. SG&A expenses for the quarter ended September 30, 2002 were $2.1 million, compared to $5.9 million for the quarter ended September 30, 2001, a decrease of $3.8 million or 64%. The decrease in SG&A was primarily due to reductions in home office staffing. SG&A expenses as a percentage of revenues decreased to 33.4% for the quarter ended September 30, 2002 from

62.9% for the comparable quarter in 2001. The decrease was primarily due to a decrease in overhead staff.

Restructuring

          The Company recorded a restructuring charge of $892,000 in the quarter ended September 30, 2001, of which, approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related with merging the Company's UB Interactive division with its SquareRadius, Inc. subsidiary, approximately $160,000 was related to a write-off of obsolete assets; and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income, Net

          Interest income, net for the three months ended September 30, 2002, was $35,000 compared to interest income of $70,000 for the three months ended September 30, 2001. The decrease resulted primarily from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision (Benefit) for Income Taxes

          The Company's effective tax benefit was 24.2% for the three months ended September 30, 2002, compared to an effective tax benefit of 41.0% for the three months ended September 30, 2001. The difference in rate was primarily the result of the mix of domestic and foreign net income. The Company did not record a tax benefit for its foreign subsidiaries due to the uncertainty of realizing the benefits of the net operating loss carryforwards in those countries. The Company recorded a tax benefit in the United States to the extent that its estimated current year tax loss may be carried back to offset prior taxable income.

Goodwill Impairment

          At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed to be impaired under this standard. This impairment loss is an estimate that has not yet been finalized as of September 30, 2002. The amount will be finalized upon completion of Step 2 of the impairment test. In addition, each year the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

          The change in the carrying amount of goodwill for the three months ended September 30, 2002 is as follows (dollars in thousands):

     Balance as of July 1, 2002 .................................     $1,932
     Impairment losses ..........................................         --
                                                                      ------
     Balance as of September 30, 2002 ...........................     $1,932
                                                                      ======

Net Loss

          Net loss for the three months ended September 30, 2002 was $116,000, compared to net loss of $2.2 million for the three months ended September 30, 2001, a decrease of $2.1 million, or 94.7%. The net loss as a percentage of revenues decreased to (1.7)% for the three months ended September 30, 2002, from (23.6)% for the three months ended September 30, 2001. Although sales were weaker in the 2002 period compared to the 2001 period, the Company's net loss decreased from the three months ended September 30, 2001 to the three months ended September 30, 2002. The primary reason for the decrease in net loss was a decrease in SG&A expenses and a one-time restructuring charge of $0.9 million taken in the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

          Revenues for the nine months ended September 30, 2002 were $19.8 million, compared to $30.7 million for the six months ended September 30, 2001, a decrease of $10.9 million, or 35.5%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company's deployed IT professionals decreased to 186 at September 30, 2002 from 235 at September 30, 2001.

Gross Profit

          Gross profit for the nine months ended September 30, 2002 was $6.0 million, compared to $8.0 million for the nine months ended September 30, 2001, a decrease of $2.0 million, or 25%. Gross profit as a percentage of revenues increased to 30.3% for the nine months ended September 30, 2002 from 26.0% for the nine months ended September 30, 2001. The increase in gross profit as a percentage of revenues resulted primarily from better management of the Company's bench, i.e., its undeployed IT professionals.

Selling, General and Administrative Expenses

          SG&A expenses for the nine months ended September 30, 2002 were $6.8 million, compared to $13.1 million for the nine months ended September 30, 2001, a decrease of $6.3 million or 49.0%. The decrease in SG&A expenses was primarily due to reductions in home office staffing and a charge in the nine months ended September 30, 2001 for expenses associated with a computer system implementation. SG&A expenses as a percentage of revenues decreased to 34.2% for the nine months ended September 30, 2002 from 42.5% for the comparable period in 2001. The decrease was due to the reduction in SG&A expenses, partially offset by a decline in revenues.

Restructuring

          The Company recorded a restructuring charge of $892,000 in the nine months ended September 30, 2001, of which, approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related with merging the Company's UB Interactive division with its SquareRadius, Inc. subsidiary, approximately $160,000 was related to a write-off of obsolete assets; and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income, Net

          Interest income, net for the nine months ended September 30, 2002, was $101,000 compared to interest income, net of $317,000 for the nine months ended September 30, 2001. The decrease resulted primarily from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision (Benefit) for Income Taxes

          The Company's effective tax provision was (17.8)% for the nine months ended September 30, 2002, compared to an effective tax benefit of 39.0% for the nine months ended September 30, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income and the reduction in deferred tax assets as a result of the utilization of the net operating loss carrybacks in the current period and resulting tax refund of $1.5 million.

Goodwill Impairment

          At the beginning of fiscal year 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $2.4 million was deemed to be impaired under this standard. This impairment loss is an estimate that has not yet been finalized as of September 30, 2002. The amount will be finalized upon completion of Step 2 of the impairment test. In addition, each year, the Company will evaluate the goodwill for impairment with any resulting impairment reflected as an operating expense.

          The change in the carrying amount of goodwill for the six months ended September 30, 2002 is as follows (dollars in thousands):

     Balance as of January 1, 2002 ...............................    $  4,376
     Impairment losses ...........................................      (2,444)
                                                                      --------
     Balance as of September 30, 2002 ............................    $  1,932
                                                                      ========

Net Loss

          Net loss for the nine months ended September 30, 2002 was $3.7 million, compared to net loss of $3.5 million for the nine months ended September 30, 2001, an increase of $0.2 million or 5.7%. The net loss as a percentage of revenues increased to (18.5)% for the nine months ended September 30, 2002, compared to (11.2)% for the nine months ended September 30, 2001.

The increase in net loss was primarily due to lower revenue, the $2.4 million cumulative effect of a change in accounting principle the Company incurred in conjunction with the adoption of SFAS No. 142, and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2002 compared to net cash used by operating activities of $2.3 million for the comparable period in 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 is primarily due to a tax refund of $1.5 million resulting from a net operating loss carryback, offset by payments for various liabilities. Net cash used by operating activities of $2.3 million for the nine months ended September 30, 2001 is primarily due to a net loss of $3.5 million and payments made on various liabilities.

          Net cash used by investing activities was $54,000 for the nine months ended September 30, 2002, as compared to $1.8 million for the same period in 2001. The cash used in the 2002 period was for purchases of property and equipment. In the 2001 period, the company used $1.6 million in cash to fund acquisitions, and $0.2 million for purchases of property and equipment. Because of the economic slowdown, the Company has deferred previously-disclosed plans to establish offshore recruiting offices in various foreign locations.

          Net cash used by financing activities was $20,000 for the nine months ended September 30, 2002, compared to $66,000 for the same period in 2001, a decrease of $47,000. The use of cash in both years was due to treasury stock purchased under the Company's share repurchase program in 2002.

          During the nine months ended September 30, 2002, the Company continued its program to repurchase, from time to time, up to $500,000 of its outstanding capital stock for investment or other general corporate purposes. This Board-approved repurchase program was announced on July 3, 2001. During the nine months ended September 30, 2002, the Company purchased 30,000 shares of its capital stock at a total cost of $20,000, bringing the total number of shares purchased to 250,315 shares. The repurchases were financed principally from cash on hand. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

          On October 21, 2002, the Company announced that it had purchased an aircraft that it will lease to a related party. The total cost of the aircraft, including renovations, is expected to be approximately $4.0 million. Under the terms of the lease, the lessee will pay $50,000 per month for five years, and will pay all expenses associated with the operation and maintenance of the aircraft. The lessee has agreed to purchase the aircraft from the Company at any time at a price of $4.0 million.

          Except as set forth above, the Company currently has no material commitments for capital expenditures.

          The Company currently anticipates that $3.8 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

          The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statement of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Balance Sheet as a component of comprehensive income or loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

RECENTLY ISSUED ACCOUNTING STANDARDS

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The adoption of SFAS 144 has had no impact on the Company's consolidated financial position or results of operations.

          In April 2002, Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

          In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a Company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS No. 146 also requires that the initial measurement of the liability be at its fair value. SFAS No. 146 is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146.

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

          The financial statements of foreign subsidiaries are translated using the exchange rate in effect at period-end for balance sheet accounts and at the average exchange rate in effect during the period for revenue and expense accounts.

          The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholders' Equity as a component of accumulated other comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities on a timely basis, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective actions were taken.

                           PART II --OTHER INFORMATION

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

(a)  Exhibits:

         2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

         2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja
               (3)

         2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

         2.4 Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

         2.5 Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd., and United Breweries (Holdings) Limited. (5)

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


         (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

         (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

         (3) Incorporated by reference to Form 8-K of the registrant dated September, 2001

         (4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001

         (5) Incorporated by reference to Form 8-K of the registrant dated November 5, 2002

(b)   Reports on Form 8-K:

          During the third quarter of 2002, the Company filed with the SEC a report on Form 8-K, dated August 8, 2002, reporting the termination of Arthur Andersen LLP and the engagement of BDO Seidman, LLP as the Company's principal accountants to audit the Company's financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UBICS, Inc.
                                        (Registrant)


     Date: November 14, 2002


                                        By: /s/ Robert C. Harbage
                                        ---------------------------------------
                                        Robert C. Harbage
                                        President and Chief Executive Officer

                                        By: /s/ Neil M. Ebner
                                        ---------------------------------------
                                        Neil M. Ebner
                                        Vice President, Finance,
                                        Chief Financial Officer and Secretary
                                        (Principal Finance & Accounting Officer)

                                 CERTIFICATIONS

I, Robert C. Harbage, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "Quarterly Report") of UBICS, Inc. (the "Company").

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, and is not misleading with respect to the period covered in this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present, in all material respects, the financial condition, the results of operations, and cash flows of the Company as of and for the periods presented in this Quarterly Report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the Company, and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data, and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          /s/ Robert C. Harbage
                                          --------------------------------------
                                          Robert C. Harbage
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Neil M. Ebner, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "Quarterly Report") of UBICS, Inc. (the "Company").

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, and is not misleading with respect to the period covered in this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present, in all material respects, the financial condition, the results of operations, and cash flows of the Company as of and for the periods presented in this Quarterly Report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14) for the Company, and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data, and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


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

                                 EXHIBIT INDEX

2.1 Share Purchase Agreement dated as of March 30, 2001 between UBICS, Inc. and Teksys, Inc. (2)

2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

2.4 Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

2.5 Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd. and United Breweries (Holdings) Limited.
      (5)

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

(5)   Incorporated by reference to Form 8-K of the registrant dated November 5,
      2002