Form 10-Q/A
period 2002-09-30
UBICS INC
filed 2003-01-08
CIK 1045445

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


___________

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends UBICS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was filed on November 14, 2002. This Amendment is being filed for the purpose of revising Part 1, Financial Information, and including revised Certifications of the President and Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.   OTHER CURRENT LIABILITIES:


     Other current liabilities consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):


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


     For the nine-month periods ended September 30, 2002 and 2001, the effective tax rates were a tax provision of (18%) and a tax benefit of 39%, respectively. The difference in rates was primarily the result of the differences between financial and tax reporting for goodwill impairment, a valuation allowance for deferred tax assets, and the mix of net losses from foreign and domestic operations.


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


     In November 2002, the Company's CEO exercised his rights under a put option to require the Company to purchase 183,200 shares of Company common stock from him at a price of $3.00 per share, or an aggregate of $549,600. The Company granted the CEO the put option in connection with a $732,800 loan which it made to him when it hired him as CEO in June 2000. The Company made the loan to Mr. Harbage to enable him to purchase the 183,200 shares. Concurrently, the Company also acquired from the CEO an additional 100,000 shares of its common stock, at the then market price of $.37 per share, or $37,000. Such 100,000 shares had been pledged by the CEO as security for the loan. The $586,600 of proceeds from these transactions, combined with $146,200 of his personal funds, were used to satisfy the CEO's obligation, evidenced by a note and pledge agreement, to repay the $732,800 loan.

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

Provision (Benefit) for Income Taxes


          The Company's effective tax benefit was 24.2% for the three months ended September 30, 2002, compared to an effective tax benefit of 41.0% for the three months ended September 30, 2001. The difference in rate was primarily the result of the mix of domestic and foreign net income. The Company did not record a tax benefit for its foreign subsidiaries due to the uncertainty of realizing the benefits of the net operating loss carryforwards in those countries. The Company recorded a tax benefit in the United States to the extent that its estimated current year tax loss may be carried back to offset prior taxable income, or forward to offset future taxable income.


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

Provision (Benefit) for Income Taxes

          The Company's effective tax provision was 17.8% for the nine months ended September 30, 2002, compared to an effective tax benefit of (39.0%) for the nine months ended September 30, 2001. The change in rate was primarily the result of the effect of various international tax rates and the mix of domestic and foreign net income and the reduction in deferred tax assets as a result of the utilization of the net operating loss carrybacks in the current period and resulting tax refund of $1.5 million.

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

          Net cash used by financing activities was $20,000 for the nine months ended September 30, 2002, compared to $66,000 for the same period in 2001, a decrease of $46,000. The use of cash in both years was due to treasury stock purchased under the Company's share repurchase program in 2002.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

         2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja
               (3)

         2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

         2.4 Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

         2.5 Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd., and United Breweries (Holdings) Limited. (5)

         2.6 Aircraft Lease Agreement dated as of December 14, 2002 between Wells Fargo Bank Northwest, National Association, as Owner Trustee, and United Breweries Holdings, Ltd. (6)

         2.7 Guaranty and Suretyship Agreement dated as of December 14, 2002 from United Breweries (Holdings) Limited in favor of Wells Fargo Bank Northwest, National Association and UBICS Holding Company
               (6).

         2.8 Trust Agreement dated as of October 21, 2002 between UBICS Holding Company and Wells Fargo Bank Northwest, National Association (6).

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


         (1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

         (2) Incorporated by reference to Form 8-K of the registrant dated March 30, 2001

         (3) Incorporated by reference to Form 8-K of the registrant dated September, 2001

         (4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001

         (5) Incorporated by reference to Form 8-K of the registrant filed November 5, 2002

         (6) Incorporated by reference to Form 8-K/A of the registrant filed January 8, 2003

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



     Date: January 8, 2003



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

                                 CERTIFICATIONS

I, Robert C. Harbage, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A (the "Quarterly Report") of UBICS, Inc. (the "Company").

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



Date: January 8, 2003



                                          /s/ Robert C. Harbage
                                          --------------------------------------
                                          Robert C. Harbage
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Neil M. Ebner, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q/A (the "Quarterly Report") of UBICS, Inc. (the "Company").

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


Date:  January 8, 2003


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

2.2 Share Purchase Agreement, dated as of September 4, 2001, among UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

2.3 Amendment to Share Purchase Agreement dated as of December 21, 2001 between UBICS, Inc. and Teksys Inc. (4)

2.4 Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

2.5 Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd. and United Breweries (Holdings) Limited.
      (5)

2.6 Aircraft Lease Agreement dated as of December 14, 2002 between Wells Fargo Bank Northwest, National Association, as Owner Trustee, and United Breweries Holdings, Ltd. (6)

2.7 Guaranty and Suretyship Agreement dated as of December 14, 2002 from United Breweries (Holdings) Limited in favor of Wells Fargo Bank Northwest, National Association and UBICS Holding Company (6).

2.8 Trust Agreement dated as of October 21, 2002 between UBICS Holding Company and Wells Fargo Bank Northwest, National Association (6).

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

(1) Incorporated by reference to the registrant's Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

(2)   Incorporated by reference to Form 8-K of the registrant dated March 30,
      2001

(3)   Incorporated by reference to Form 8-K of the registrant dated September,
      2001

(4) Incorporated by reference to Form 10-K of the registrant for the year ended December 31, 2001

(5)   Incorporated by reference to Form 8-K of the registrant filed November 5,
      2002

(6) Incorporated by reference to Form 8-K/A of the registrant filed January 8, 2003