Form 10-K
period 2002-12-31
UBICS INC
filed 2003-03-31
CIK 1045445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to _________

Commission file number 0-23239

UBICS, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	34-1744587 (I.R.S. Employer Identification No.)

333 Technology Drive, Suite 210, Canonsburg, Pennsylvania (Address of Principal Executive Offices)	15317 (Zip Code)

(724) 746-6001
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second fiscal quarter was $1,646,842. The aggregate market value has been computed by reference to the closing price of the Common Stock on the Nasdaq SmallCap Market on such date.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 14, 2003 was 6,649,109.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated Part of this Form 10-K:

Proxy Statement relating to 2003 Annual Meeting of Stockholders (Part III), except for the performance graph, Report of the Compensation Committee and Report of the Audit Committee.

UBICS, INC.
Form 10-K

SIGNATURES	52

CERTIFICATION PURSUANT SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	53

PART I

Item 1.             Business

Summary

UBICS, Inc. (“UBICS” or the “Company”) provides information technology (“IT”) professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, enterprise resource planning (“ERP”) package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS’ services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to website design and development projects, UBICS’ services are provided on a fixed price basis. During 2002, UBICS provided IT professional services to more than 170 clients in a range of industries and locations. Several of the Company’s clients include Advance Auto Parts, Archer Daniels Midland Company, Caterpillar, General Electric, Nextel Communications, and The Hartford. UBICS’ high standards for responsiveness and service quality promote growing client relationships and recurring revenues. The Company believes that its centralized, low-overhead operating model enables it to respond quickly to client demand for IT professional services. UBICS meets this demand through its employed IT professionals and its management of an extensive network of subcontractors. The Company currently has approximately 165 IT professionals deployed with its clients worldwide.

One of the key factors supporting UBICS’ growth has been its ability to recruit and deploy, on short notice, skilled IT professionals. The Company recruits IT professionals from India and other countries worldwide. In order to ensure a continuous supply of IT professionals the Company has established a recruiting and training center in India. The initial phase of the center was placed in operation in the fall of 1998 and an expansion was completed in 1999. The Company uses this center to enhance its recruiting efforts and to train its IT professionals prior to placement. The Company also selectively uses the substantial resources and established reputation of the UB Group, to support its recruiting efforts. The UB Group is a multinational group of companies headquartered in Bangalore, India with operations in Asia, the Far East, the Middle East, Africa, Europe and the U.S. The UB Group consists of companies under the control of Vijay Mallya, Chairman of the Company and the indirect beneficial owner of approximately 58% of the outstanding shares of common stock of the Company. Companies in the UB Group are principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products and in the hotel and resort business. The worldwide revenue of the companies in the UB Group is currently approximately $2 billion per annum.

The Company has the following wholly-owned subsidiaries in the United Kingdom which were acquired in 2001: UBICS (UK) Limited (formerly Oakwood Technical Services Limited), Square Radius (UK) Limited (formerly European Software Services (UK) Limited) and Reflex I.T. Solutions Limited. The Company also owns seventy percent (70%) of DSF Internet Services Private Limited (“DSF”) in India, which it acquired in 2001. The Company’s other wholly-owned operating subsidiary is Square Radius, Inc. (formerly Cobalt Creative, Inc.), which was acquired in 2000. The Company and its subsidiaries currently have offices in the Pittsburgh, Pennsylvania, Scottsdale, Arizona, London, U.K., Bangalore, India and Delhi, India areas.

The Company’s executive officers are located at 333 Technology Drive, Suite 210, Canonsburg, Pennsylvania 15317 and its telephone number is (724) 746-6001. The Company has an internet website at www.ubics.com.

Services

The Company’s IT professionals help clients identify, analyze and solve data processing and computing problems in such areas as: (i) client/server design and development; (ii) ERP package implementation and customization; (iii) e-commerce applications design and development; (iv) applications maintenance programming; and (v) database and systems administration. These services are provided in a variety of computing environments utilizing leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, computer-aided software engineering (“CASE”) tools, ERP packages, groupware and advanced networking and communications technologies. The Company’s engagements cover every aspect of the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support.

The majority of the Company’s services are provided on a time-and-materials basis with UBICS IT professionals providing services as members of the client’s project team. The Company’s SquareRadius subsidiary provides web-site design services on a fixed-price basis. Generally, these services are provided on-site to clients whose current personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of three months or less in duration involving a single IT professional to large, complex tasks that require several IT professionals for a year or longer. Examples of larger tasks include developing new client/server systems and maintaining mature mainframe systems that cannot be quickly replaced.

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

Additionally, the Enterprise Solutions (ES) organization provides full-managed solutions in the following areas: implementations, upgrades, and customizations for enterprise resource planning (ERP) and customer relationship management (CRM), enterprise application integration (EAI), enterprise application development, packaged application deployments, and custom development of IT-based business solutions. The ES group has global delivery capabilities, including onsite, offsite, and onshore. This flexible delivery model means that clients can choose from a fully-managed project team

The Company’s SquareRadius subsidiary provides a complete cycle of service, from strategic planning and project management, to the creative and technical services required in the areas of website design and development, digital media, corporate design and branding, e-commerce and virtual tours. While most of this work is done at UBICS’ facility in Scottsdale, Arizona, customer participation is generally very high. Customers seeking these services range from small start-ups to niche firms to large companies. The project length and scope can range from one week to year long development and marketing campaigns.

The Company’s UBICS UK subsidiaries engage in the business of information, consulting and technical services ranging from high-level strategic human resources planning to project outsourcing and on-site consulting.

The Company’s DSF subsidiary engages in the business of software development, streaming media, web development, and custom web application development, including content management systems. DSF also serves as the offshore development arm for SquareRadius and the Enterprise Solution organization, providing custom and semi-custom programming and engineering services.

UBICS utilizes a flexible engagement model, which encompasses enterprise solutions, co-managed solutions, staff augmentation, and business process outsourcing. UBICS enhances the engagement model with an extensive global delivery capability which can deliver IT solutions onsite, offsite, and offshore. The Company’s services are described below:

UBICS SERVICES	METHODS/TOOLS	DESCRIPTION

Client/Server Design and Development

•          Tools/Languages:
PowerBuilder, Visual Basic, Developer 2000, Delphi, SQL Windows, Visual C++, Java,
Lotus Notes, Smalltalk

•          Databases: Oracle,
Informix, Sybase, SQL Server, Unify

•          CASE Tools: ER-Win, Designer 2000, IEF

•          System design

•          Requirements analysis and
Definition

•          Data modeling

•          Prototyping

•          Development

•          Testing and Implementation

•          Network design

•          Internet/intranet Solutions

•          Legacy transformation/
data porting

ERP Package Implementation and Customization	• ERP Packages: Baan, PeopleSoft, Oracle, SAP	• Implementation of Packaged software solutions • Customization • Integration • Data modeling • System support • Database administration • End-user training

E-Commerce / Internet	• Tools/Languages: Java, Pearl, CGI, Java Beans, HTML DHTML, ActiveX, ASP, Domino, Oracle Webserver	• Web development, Internet/ intranet solutions, Applet developments, Workflow, Firewalls (security)

Applications Maintenance Programming	• Programming environments: COBOL, CICS, PL/1, RPG/400, COBOL/400 • Databases: DB2, IMS, IDMS • Y2K Tools: MicroFocus Revolve	• System design • Development • Program conversion • Data conversion • User interface conversion • Testing and Implementation • Date conversion

Database and System Administration	• Databases: Oracle, Informix, Sybase, SQL Server, Unify • Tools: HP OpenView, CiscoWorks, Bytex Network Management System, AT&T OneVision	• Database administration • Datawarehousing • Network administration • Unix and Windows NT System administration

Sales and Marketing

UBICS focuses its sales effort primarily on placing its IT professionals in high value-added positions within large and mid-sized organizations through a direct sales force currently consisting of 20 professionals. The Company serves the U.S. market primarily through its headquarters in the Pittsburgh, Pennsylvania area. UBICS leverages the mobility of its IT professionals and its centralized, low-overhead sales and marketing effort to service all areas of the U.S.

The Company’s sales force is organized primarily by geographic region and/or practice lines. The Company’s sales professionals are responsible for managing client relationships and identifying new business opportunities within their assigned regions and/or practice lines. UBICS’ sales professionals are required to meet monthly targets for new accounts and placements, based upon the experience and tenure of the sales professional. Compensation of sales professionals is based heavily upon incentives for strong financial performance, including gross margin contribution, within their region and/or practice lines.

The Company’s sales organization employs a variety of methods to identify potential clients and industry trends, including referrals from existing clients and the Company’s IT professionals. The Company’s sales professionals begin the sales process by identifying and analyzing the prospective client’s existing software configuration and development requirements, and the size and scope of its internal IT resources. The sales professional then submits a proposal with the resumes of IT professionals having skills that match the prospective client’s project requirements. After the client has engaged the Company, the sales professional continuously monitors and builds the relationship between the client and the IT professionals to ensure client satisfaction and the successful progress and completion of the assignment.

While the Company’s focus remains on expanding its sales and marketing efforts in the U.S., it has expanded its international operations by opening its recruiting and training center in India. Because UBICS currently has a sufficient supply of IT professionals awaiting deployment, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations (other than stated above).

In addition to UBICS’ pursuit of new clients, the Company actively markets its services to its existing clients, seeking to proactively meet the needs of its clients and maximize placement success. The Company’s success in developing and retaining clients is due, in large part, to its ability to maintain a continuous supply of qualified IT professionals. This is made possible by the Company’s extensive network of nearly 80 subcontracting firms from which it can source qualified IT professionals to supplement, if necessary, its employed IT professionals. The Company believes that this network of subcontractors provides the Company with a significant sales and marketing advantage. The Company’s relationship with these subcontractors ensures that the Company can effectively meet client needs quickly, thus establishing UBICS as a primary provider of IT professional services.

The Company’s efforts in the area of web design have been towards building a focused and penetrative approach. Utilizing the customer base in all areas of the Company, sales managers are compensated based on the development of additional services and products to these customers. Vertical focus areas within real estate, insurance, manufacturing, and financial services are identified through national, regional and local periodicals and research forums. The sales process begins with an initial phone call but outside sales is the primary communication model. A consultative and creative approach is taken to match the Company’s services with the immediate needs of the potential customer. Once a formal proposal is submitted and approved, the customer is assigned a full time project manager who is responsible for delivery, quality, budget and coordination. Long term relationships are developed through adherence to strict timelines and quality standards.

Clients

Substantially all of the Company’s clients are large and mid-sized companies, systems integrators or other significant users of IT. During 2002, the Company provided services to over 170 clients in a range of industries. During 2002, approximately 33% of the Company’s revenues were derived from its top five clients—The Hartford, Archer Daniels Midland Company, Electronic Computer Services, Logica Energy and Kentucky Farm Bureau. The Hartford accounted for approximately 10%, 9% and 6% of the Company’s revenues for 2002, 2001 and 2000, respectively.

The following is a partial list of organizations to which the Company has provided, or is providing, services:

Technology	Retail	Industrial

Ansys, Inc. GE Access Nextel Communications RedPrairie	Advance Auto Parts Boscov’s Department Stores Eddie Bauer Spartan Stores, Inc.	ABB Power Caterpillar General Electric PPG

Consumer Products	Financial

Dow Corning Fruit of the Loom Phillips-Van Heusen Corp. Weyerhaueser	International Monetary Fund Moodys Risk Management Service Principal Financial Group The Hartford

The Company seeks to provide high quality, responsive service in order to maximize its client retention rate and secure follow-on engagements. A significant number of the Company’s clients have selected UBICS to provide additional services.

Human Resources

The Company’s success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. As of December 31, 2002, the Company had 166 IT professionals deployed at client sites. The Company currently has two full-time practice managers, both of which have technical backgrounds that enable them to effectively evaluate the skills and qualifications of potential candidates. The Company also has a recruiting team dedicated to managing relationships with the Company’s network of subcontractors. UBICS takes a proactive approach to recruiting based on skill requirement forecasts. The Company continually receives resumes from prospective employees in response to advertisements placed in trade publications and newspapers and on the internet. In addition, UBICS IT professionals are actively involved in identifying and referring new employees and screening candidates for new positions. The Company recruits primarily in India, but also has recruited from other areas of the world, including the U.S., the United Kingdom, the Middle East and the Far East.

As a result of its relationship with the UB Group, UBICS benefits from the established reputation and infrastructure that the UB Group has in India. The Company has also established a recruiting and training infrastructure in India.

UBICS employs a stringent selection method that consists of a three-stage interview process. During the first stage, a general interview is conducted to gather background information and references. The candidate next has a technical interview with a technical panel, which is comprised of experts in their respective skill areas. During the final step, the candidate is interviewed to assess the candidate’s client interaction skills and to verify the candidate’s suitability for assignment to a project in the U.S.

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

The Company’s IT professionals typically have Masters or Bachelors degrees in Computer Science or another technical discipline as well as at least two years of IT experience. As of December 31, 2002, the Company had 278 employees worldwide comprised of 210 IT professionals, 25 sales and marketing personnel and 43 general and administrative personnel. Over 90% of the Company’s IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. UBICS engages legal counsel to prepare, file and process H-1B visa applications with the U.S. Immigration and Naturalization Service.

The Company also uses subcontracted IT professionals to effectively meet client needs when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 vendor subcontractors located worldwide. As of December 31, 2002, 64 of its deployed IT professionals, or approximately 39%, were supplied by subcontractors. As the Company increases its investment in recruiting and retaining qualified IT professionals, it believes the ratio of UBICS IT professionals to IT professionals deployed from subcontractors will increase. It has been and continues to be to the Company’s advantage, however, to maintain this subcontractor network to help meet its clients’ needs. The Company applies the same process and standards in selecting IT professionals from subcontractors as it does in recruiting its employed IT professionals.

The Company has a focused employee retention strategy that includes career planning, training and benefits.

Competition

The IT services and solutions industries are highly competitive markets served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, contract programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources or limit the number of outside service providers to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, quality of service and perceived value. The Company believes that it competes favorably with respect to these factors.

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

Intellectual Property Rights

The Company relies upon a combination of nondisclosure and other contractual arrangements, including entering into confidentiality agreements with its employees, and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company has filed several U.S. and foreign trademark registration applications. In the U.S., the trademarks include a registration covering the service mark “UBICS” and a pending application to cover the service mark UBICS with respect to additional features. Although the Company does not deem trademarks or service marks to be material to its business, when in its best interests, the Company seeks such protection for its services. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may, “will,” “to,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed in the following paragraphs of this section entitled “Risk Factors” and in other sections of this

Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. The Company refers to itself as “we” or “our” in the following risk factors.

Recruitment and Retention of IT Professionals. Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers, who possess the technical skills and experience necessary to deliver our services. Despite the general economic slowdown, qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition. Historically, we have done most of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

Concentration of Revenues; Risk of Termination. We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 34%, 21% and 20% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In the year ended December 31, 2002, The Hartford accounted for 10% of our revenues. Most of our projects are terminable by the client without penalty. An unanticipated loss of a major client or termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

Variability of Quarterly Operating Results. Our revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. We recognize revenues on time-and-materials projects as the services are performed, while revenues on fixed-price projects are recognized using the proportional performance method. Although fixed-price projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of our expenses are relatively fixed, variations in revenues may cause significant variations in operating results.

Intense Competition in the IT Services Industry. The IT services industry is highly competitive and served by numerous national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, specialized consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions and e-commerce needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT services market.

U.S. Regulation of Immigration. We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2002, approximately 90% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely effected. On October 17, 2000, the “American Competitiveness in the Twenty-First Century Act” (the “American Competitiveness Act”) was signed into law, and the annual H-1B visa quota for each of 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the American Competitiveness Act make it likely that there will not be any H-1B “black out periods” through fiscal year 2003 as there have been in the past. We note that a companion bill increased the special H-1B training filing fee from $500 to $1,100, and that the American Competitiveness Act now permits H-1B workers to change employers more easily under certain conditions, which could adversely impact employee retention rates among the Company’s H-1B worker consultants.

Dependence Upon Key Personnel. We are dependent upon the efforts of our executive officers, particularly Robert C. Harbage. The loss of Mr. Harbage’s services could have an adverse affect on our operations. We have an employment agreement with Mr. Harbage for a term extending to June 7, 2003, which restricts his ability to become employed by a competitor following the termination of his employment with us. We do not have keyman life insurance coverage for Mr. Harbage.

Control by Principal Stockholder. Vijay Mallya, Chairman of the Company, indirectly beneficially owns and has voting power over 58% of our outstanding common stock. Such shares of common stock are held directly by United Breweries Information Consultancy Services Ltd. Accordingly, Mr. Mallya is able to amend certain provisions of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), elect all of our directors, effect fundamental corporate transactions such as mergers, asset sales and the sale of the Company, delay or prevent a change in control of the Company and otherwise direct our business and affairs, without the approval of any other stockholder.

Rapid Technological Change; Dependence on New Solutions. The IT services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

Impairment Analysis May Lead To Recognition Of Losses. In 2002, we recorded a goodwill impairment charge of $4.0 million on certain acquisitions. The carrying amount of the remaining unamortized goodwill on our balance sheet was $0.2 million as of December 31, 2002. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Risk of Preferred Vendor Contracts. We are party to several “preferred vendor” contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, operating results and financial condition.

Fixed-Price Projects. We undertake certain projects billed on a fixed-price basis. We recognize revenue from these contracts on a proportional performance basis, which is different from our principal method of billing, the time-and-materials basis. Failure to complete such projects within budget would expose us to risks associated with cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

Risks of International Operations. Our international consulting and offshore software development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable. The risks inherent in our international business activities include: unexpected changes in regulatory environments; foreign currency fluctuations; tariffs and other trade barriers; difficulties in managing international operations; and the burden of complying with a wide variety of foreign laws and regulations.

Potential Liability to Clients. Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.

Anti-Takeover Provisions. Our Certificate of Incorporation, our Amended and Restated Bylaws (the “Bylaws”) and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, deter or prevent a takeover that stockholders might consider in their best interests. These provisions include the ability of our Board of Directors, without stockholder approval, to have the Company issue shares of preferred stock in one or more series with such rights, obligations and preferences as the Board of Directors may provide, a provision under which only certain officers, the Board of Directors and stockholders holding not less than 30% of the outstanding shares of common stock may call meetings of stockholders and certain advance notice procedures for nominating candidates for election to the Board of Directors. Our Directors are divided into three classes and are elected to serve staggered three-year terms. These provisions may have the effect of lengthening the time required for a person to acquire control of the Company through a proxy contest for the election of a majority of the Board of Directors, may discourage bids for our common stock at a premium over the market price and may deter efforts to obtain control of the Company.

Possible Issuances of Preferred Stock. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding stock of the Company. We have no present plans to issue any shares of preferred stock.

Availability of SEC Reports

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including the Company, that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by the Company with the SEC are available, without charge, on the Company’s Internet web site, http://www.ubics.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Secretary, UBICS, Inc., 333 Technology Drive, Suite 210, Canonsburg, PA 15317.

Item 2.             Properties

The Company’s corporate headquarters is located in the Borough of Canonsburg, Pennsylvania, approximately 15 miles south of Pittsburgh, Pennsylvania. The Company’s senior management, administrative personnel, human resources and sales and marketing functions are housed in this 20,749 square foot facility which is leased by the Company pursuant to a lease agreement, which expires on August 27, 2003. The Company believes that this location has sufficient space for its current and anticipated near-term needs.

The Company leases a facility in Scottsdale, Arizona to house the SquareRadius administrative personnel, production team, design team, and sales and marketing personnel. The facility is 3,653 square feet and is leased by the Company pursuant to a lease agreement which expires on May 31, 2003. The Company also subleases a 4,439 square foot office in the San Francisco suburb of Sausalito, California for use as a sales and marketing office. The Company subleases this space from a member of the UB Group.

The Company leases a facility in Bangalore City, India to house UBICS India Private Limited management, administrative personnel, human resources and technical personnel. The 5,000 square foot facility is leased by the Company pursuant to a lease agreement that expires on July 31, 2004.

The Company leases a facility in Basingstoke, U.K., approximately 50 miles southwest of London, to house UBICS (UK) Limited and SquareRadius (UK) Limited management, administrative personnel, human resources, sales and marketing personnel and technical personnel. The 2,198 square foot facility is leased by the Company pursuant to a lease agreement which expires on August 4, 2003.

The Company leases a facility in New Delhi to house DSF management, administrative personnel, human resources, sales and marketing personnel and technical personnel. The 4,000 square foot facility is leased by the Company pursuant to a lease agreement which expires on April 1, 2003.

On October 21, 2002, the Company, through its subsidiary, UBICS Holding Company (“UBICS Holding”), acquired a Boeing 727-100 aircraft (the “Aircraft”) from Davis Oil Company (“Davis”) pursuant to an Aircraft Purchase Agreement dated October 10, 2002, as amended, between UBICS Holding and Davis. Title to the Aircraft was registered in the name of Wells Fargo Bank Northwest, National Association (“Wells”), as trustee under a Trust Agreement dated October 21, 2002 between Wells and UBICS Holding, as trustor and sole beneficiary of such trust.

The Aircraft is being leased on a “dry lease” basis for a five-year term to United Breweries Holdings, Ltd., a North Carolina corporation (the “Lessee”), pursuant to the terms of an Aircraft Lease Agreement dated as of December 14, 2002 (the “Lease”) between Wells, as owner trustee, and the Lessee. During the term of the Lease, the Lessee will pay rent in the amount of $50,000 per month and will be responsible for payment of any and all expenses relating to the operation and maintenance of the Aircraft. The Lease also provides that the Lessee will purchase the Aircraft at any time upon 90 days’ written notice from the lessor for a purchase price of $4.0 million (the “Put Right”).

The purchase price for the Aircraft was $3,350,000, paid in cash by UBICS Holding at the closing. Prior to leasing the Aircraft to the Lessee, UBICS Holding caused the Aircraft to be refurbished at a cost of $650,000. The Lessee paid approximately $500,000 for additional refurbishments to the Aircraft.

The Lessee is a controlled affiliate of United Breweries (Holdings) Limited, an Indian company (the “Guarantor”), which entered into a Guaranty and Suretyship Agreement, absolutely and unconditionally guaranteeing all obligations of the Lessee under the Lease. Vijay Mallya, who is the Chairman and ultimate beneficial owner of 58% of the outstanding common stock of the Company, is also the Chairman and the beneficial owner of a substantial percentage of the stock of the Guarantor, which controls the Lessee.

In the first quarter of 2003, the Company exercised its Put Right to require the Lessee to purchase the Aircraft for $4 million. Pending the closing on the sale, which the Company expects will occur in the second quarter of 2002, the Lease will remain in effect. It is a condition to the Company’s obligation to close on the sale of the Aircraft that the Lessee make all rental payments through the closing date and pay all other amounts due and payable under the terms of the Lease.

Item 3.             Legal Proceedings

The Company has been named as a defendant in the matter of First Bank & Trust v. American United Breweries International, Inc.; Specialty Beer Investments, Inc.; UBICS, Inc.; United Breweries of America, Inc.; Vijay Mallya; and Does 1 through 50, filed on February 5, 2003 in the Superior Court of California, County of San Francisco, Case No. CGC-03-417096. The complaint alleges nonpayment of certain loans made by First Bank & Trust to American United Breweries International, which loans were secured by, among other things, the pledge of shares of common stock of the Company beneficially owned by Vijay Mallya, Chairman of the Company. The complaint further alleges that the Company engaged in a scheme with the other defendants to damage First Bank & Trust by inducing American United Breweries International, Inc. to breach its contract with First Bank & Trust and by taking actions to devalue the shares of common stock of the Company pledged as collateral for the Loans. The Company believes that the claims alleged against it are factually inaccurate and have no merit. The Company is vigorously contesting all claims made against it by First Bank & Trust.

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

The sole class of outstanding equity securities of the Company is its common stock, par value $.01 per share (the “Common Stock”). Effective on March 31, 2003, the Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol “UBIX”. Since June 17, 2002, the Common Stock had been traded on the Nasdaq SmallCap Market, but was delisted from that market because the Company was unable to maintain compliance with the Nasdaq Listing Requirement that the Company have a market value of publickly held shares of at least $1,000,000. Prior to June 17, 2002, the Company’s Common Stock had been traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock on the Nasdaq National Market and the Nasdaq SmallCap Market.

Quarter Ended	High	Low

March 31, 2001	$2.38	$1.38
June 30, 2001	$1.74	$1.00
September 30, 2001	$1.86	$0.48
December 31, 2001	$0.83	$0.51

March 31, 2002	$0.88	$0.54
June 30, 2002	$0.70	$0.55
September 30, 2002	$0.79	$0.45
December 31, 2002	$0.51	$0.22

As of March 14, 2003, there were approximately 70 record holders of Common Stock.

The Company has never paid dividends on its Common Stock. The Company currently intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of future cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

During 2002 and through the date of this Annual Report on Form 10-K, the Company did not issue any securities that were not registered under the Securities Act of 1933.

The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

	(a)	(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	862,650	$ 5.19	(2)	937,350
Equity compensation plans not approved by security holders	—	—		—

Total	862,650	$ 5.19		937,350

______________

   (1)    Relates to the Company’s 1997 Stock Option Plan.

   (2)    Weighted average exercise price of outstanding options; excludes restricted common shares.

Item 6.             Selected Financial Data

	(In thousands, except per share data)

	Year Ended December 31,

Income Statement Data:	2002	2001	2000	1999	1998

Revenues	$25,698	$38,895	$42,324	$37,875	$30,314
Cost of revenues	17,872	28,771	31,344	27,722	20,896

Gross profit	7,826	10,124	10,980	10,153	9,418
Selling, general and administrative expenses	9,879	15,631	10,635	8,849	6,495
Merger related expenses (1)	—	—	—	869	—
Restructuring	—	892	902	—	—

Income / (Loss) from operations	(2,053)	(6,399)	(557)	435	2,923
Minority interest	13	—	—	—	—
Interest income, net	184	361	659	556	611

Income (Loss) before income taxes and cumulative effect of a change in accounting principle	(1,856)	(6,038)	102	991	3,534

Cumulative effect of a change in accounting principle	(3,956)	—	—	—	—
Provision / (Benefit) for income taxes	(111)	(1,690)	95	382	1,438

Net income / (loss)	$(5,701)	$(4,348)	$7	$609	$2,096

Basic and diluted earnings / (loss) per share	$(0.83)	$(0.62)	$0.00	$0.09	$0.32

Basic - weighted average shares outstanding	6,910	7,025	6,747	6,480	6,496
Diluted – weighted average shares outstanding	6,910	7,025	6,831	6,489	6,530

	December 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

Working capital	$3,556	$7,548	$14,753	$15,544	$15,459
Total assets	12,688	20,608	24,898	21,684	21,218
Total debt	—	—	—	—	—
Total stockholders’ equity	8,495	14,414	18,774	17,889	17,280

______________

   (1)    These expenses relate to the termination of the Company’s proposed acquisition of R Systems, Inc.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in Item 8 of this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve substantial risks and uncertainties. When used in this section, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The factors that may cause actual results to differ materially from the forward-looking statements include ability to recruit and maintain qualified IT professionals, changes in laws and regulations (specifically immigration laws), competition and economic conditions in the geographic regions in which the Company conducts its operations, general economic conditions, success of the Company’s marketing efforts and the demand for outsourced IT professionals. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements.

Overview

UBICS, founded in 1993, provides IT professional services to large and mid-sized organizations. UBICS provides its clients with a wide range of professional services in such areas as client/server design and development, ERP package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration. UBICS’ services are provided primarily on a time-and-materials basis to client-managed projects, with UBICS IT professionals providing integral support as project team members. With respect to solutions, website design and development projects, UBICS’ services are provided on a fixed price basis. The Company’s revenues are based on the hourly billing of its IT professional services and on the fixed prices for its website design and development services. Revenue is recognized as services are provided.

UBICS effectively minimizes the number of days IT professionals are not assigned to projects by proactively marketing these professionals to clients. Resource managers closely monitor the availability of IT professionals and utilize subcontractors when UBICS IT professionals are unavailable. The Company maintains strong relationships with nearly 80 subcontractors located worldwide. During 2002, approximately 40% of the Company’s revenues were derived from IT professionals deployed from subcontractors. As of December 31, 2002, IT professionals deployed from subcontractors comprised 64 of the Company’s 166 deployed IT professionals. The Company believes that its network of subcontractors enables it to maintain closer relationships with clients by fulfilling more of their needs for IT professional services. Management believes that as the Company increases its investment in recruiting and retaining qualified IT professionals, the ratio of UBICS IT professionals to subcontractor IT professionals will increase.

Since inception, the Company has developed relationships with over 700 clients in a range of industries and currently has IT professionals deployed at nearly 90 of these clients. The Company’s five largest clients accounted for approximately 33% of revenues for 2002. The Company believes that the continuing growth in its client base and revenues should reduce the percentage of revenue attributable to its largest clients. The Company’s strategy is to continue to provide services to clients in a range of industries, in order to reduce credit risk from conditions or occurrences within any specific industry or region in which these clients operate.

On July 7, 2000, the Company completed the acquisition of Cobalt Creative, Inc. (now known as SquareRadius, Inc.), an Arizona corporation, by issuing 432,351 shares of the Company’s common stock for 100% of the stock of Cobalt. On August 2, 2001, the former shareholders of Cobalt returned 65,000 shares of the Company’s common stock to the Company in settlement of certain indemnity claims made by the Company.

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

On September 6, 2001, the Company, through its UBIX Computer Services Limited subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited in India for a purchase price of $825,000. In the transaction, UBICS agreed to satisfy the seller’s obligation to Fifth Dimension Limited for its mediation services in connection with the transaction by paying $175,000 and issuing 219,713 shares of the common stock of the Company to Fifth Dimension Limited.

On October 21, 2002, the Company, through its UBICS Holding subsidiary, acquired a Boeing 727-100 aircraft from Davis Oil Company pursuant to an Aircraft Purchase Agreement dated October 10, 2002, as amended, between UBICS Holding and Davis. Title to the Aircraft was registered in the name of Wells Fargo Bank Northwest, National Association, as trustee under a Trust Agreement dated October 21, 2002 between Wells and UBICS Holding, as trustor and sole beneficiary of such trust.

The Aircraft is being leased on a “dry lease” basis for a five-year term to United Breweries Holdings, Ltd., pursuant to the terms of an Aircraft Lease Agreement dated as of December 14, 2002 between Wells, as owner trustee, and the Lessee. During the term of the Lease, the Lessee will pay rent in the amount of $50,000 per month and will be responsible for payment of any and all expenses relating to the operation and maintenance of the Aircraft. The Lease also provides that the Lessee will purchase the Aircraft at any time upon 90 days’ written notice from the lessor for a purchase price of $4.0 million.

The purchase price for the Aircraft was $3,350,000, paid in cash by UBICS Holding at the closing. Prior to leasing the Aircraft to the Lessee, UBICS Holding caused the Aircraft to be refurbished at a cost of $650,000. The Lessee paid approximately $500,000 for additional refurbishments to the Aircraft.

In the first quarter of 2003, the Company exercised its Put Right to require the Lessee to purchase the Aircraft for $4 million. Pending the closing on the sale, which the Company expects will occur in the second quarter of 2002, the Lease will remain in effect. It is a condition to the Company’s obligation to close on the sale of the Aircraft that the Lessee make all rental payments through the closing date and pay all other amounts due and payable under the terms of the Lease.

Restructuring

During 2001, the Company recorded a restructuring charge of $892,000, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company’s UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was associated with a write-off of obsolete assets, and approximately $100,000 was related to the elimination of 32 technical, sales & marketing and management positions.

During 2000, the Company recorded a restructuring charge of $902,000, of which $450,000 was related to a payable to the Company’s former Chief Executive Officer as part of his severance agreement, $100,000 was related to a signing bonus paid to the Company’s new Chief Executive Officer pursuant to his employment agreement and $352,000 represented the value of 100,000 shares of common stock granted to the Company’s new Chief Executive Officer pursuant to his employment agreement.

As of December 31, 2002, $266,000 of the restructuring charges remained as an accrual on the consolidated balance sheet.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	Percentage of Revenues

	Year Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	69.5	74.0	74.1

Gross profit	30.5	26.0	25.9
Selling, general and administrative expenses	38.5	40.2	25.1
Restructuring	—	2.3	2.1

Income / (Loss) from operations	(8.0)	(16.5)	(1.3)
Interest income, net	0.8	1.0	1.6

Income (Loss) before income taxes and cumulative effect of change in accounting principle	(7.2)	(15.5)	0.2
Cumulative effect of change in accounting principle	(15.4)	—	—
Provision / (Benefit) for income taxes	(0.4)	(4.3)	0.2

Net income / (loss)	(22.2)%	(11.2)%	0.0%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues for the year ended December 31, 2002 were $25.7 million, compared to $38.9 million for the year ended December 31, 2001, a decrease of $13.2 million, or 34%. The decrease in revenues was due to weaker demand in the IT staffing industry. The number of the Company’s deployed IT professionals decreased to 166 at December 31, 2002 from 204 at December 31, 2001.

Gross Profit

Gross profit consists of revenues less cost of revenues. Cost of revenues is comprised principally of IT professional salaries and benefits, including subcontractor professional costs and relocation expenses. Gross profit for 2002 was $7.8 million, compared to $10.1 million for 2001, a decrease of $2.3 million, or 23%. The decrease in gross profit year over year was due primarily to the decrease in revenue for the same period. Gross profit as a percentage of revenues increased to 30.5% for 2002, compared to 26.0% for 2001.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consists of costs associated with the Company’s sales and marketing efforts, executive, finance and human resource functions, facilities, telecommunications and other general overhead expenses. Selling, general and administrative expenses for 2002 were $9.9 million, compared to $15.6 million for 2001, a decrease of $5.7 million, or 37%. Selling, general and administrative expenses as a percentage of revenues decreased to 38.4% for 2002 from 40.2% for 2001. SG&A expenses for 2001 included $3.1 million of special charges. In the quarter ended June 30, 2001 the Company wrote-off $618,000 of excess costs related to the in-house implementation of PeopleSoft human resources/finance software. The weaker demand in the staffing industry led the Company to conduct a review of its internal operations and resulted in the following charges taken in the quarter ended September 30, 2001. The

Company wrote-off $1.3 million of receivables that were deemed uncollectible. The Company recorded charges of approximately $800,000 associated with medical costs, vacation, variable executive compensation and payroll taxes. Also during the third quarter of 2001, the Company accrued approximately $130,000 associated with preliminary results of a state sales tax review presently in progress. Finally, to conform with lives more predominantly used in the industry, a decision was made to change the estimated useful life for the Company’s computers to three years from five years and change the useful life of furniture and equipment to five years from seven years. This resulted in a charge of approximately $118,000. The remainder of the overall decrease, approximately $2.6 million, was primarily comprised of decreases to compensation of $1.0 million and general overhead costs of $700,000 due to lower headcount, lower recruiting and related legal costs of $700,000 due to fewer foreign nationals being recruited, and lower goodwill amortization costs of $200,000 due to a change in accounting policy.

Restructuring

The Company recorded a restructuring charge of $892,000 in 2001, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company’s UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was related to a write-off of obsolete assets, and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income, net

Interest income, net for 2002 was $184,000 compared to interest income, net of $361,000 for 2001. The decrease resulted from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision / (Benefit) for Income Taxes

The Company’s effective tax benefit was 1.9% for 2002 compared to an effective tax benefit of 28.0% for 2001. The decrease in tax benefit is mainly due to the effect of nondeductible goodwill impairment charges and the higher pretax loss in 2001.

Goodwill Impairment

At the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, under which goodwill and other intangible assets with indefinite lives are not amortized. In accordance with SFAS No. 142, the Company evaluated the carrying amount of its existing goodwill and $4.0 million was deemed to be impaired under this standard. The Company will evaluate the goodwill for impairment each year, with any resulting impairment reflected as an operating expense.

Net Income / (Loss)

Net loss for 2002 was $5,701,000, compared to a net loss of $4,348,000 for 2001, an increase of $1,353,000. The net loss as a percentage of revenues decreased to (22.2)% for 2002, compared to a net loss as a percentage of revenues of (11.2)% for 2001. The increase in net loss was due to lower revenue, a $4.0 million goodwill write-off, and a lower effective tax benefit, which collectively more than offset the $892,000 restructuring charge and $3.1 million of special charges incurred in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Revenues for the year ended December 31, 2001 were $38.9 million, compared to $42.3 million for the year ended December 31, 2000, a decrease of $3.4 million, or 8%. The decrease in revenues was due to weaker demand in the IT staffing industry. This was partially offset by revenue generated by the Company’s UK subsidiaries and DSF of $1.6 million and $81,000, respectively. The number of the Company’s deployed IT professionals decreased to 204 at December 31, 2001 from 291 at December 31, 2000.

Gross Profit

Gross profit for 2001 was $10.1 million, compared to $11.0 million for 2000, a decrease of $0.9 million, or 8%. The decrease in gross profit year over year was due primarily to the decrease in revenue for the same period. Gross profit as a percentage of revenues increased to 26.0% for 2001, compared to 25.9% for 2000.

Selling, General and Administrative Expenses

SG&A expenses for 2001 were $15.6 million, compared to $10.6 million for 2000, an increase of $5.0 million, or 47%. SG&A expenses as a percentage of revenues increased to 40.2% for 2001 from 25.1% for 2000. SG&A expenses for 2001 included $3.1 million of special charges. In the quarter ended June 30, 2001 the Company wrote-off $618,000 of excess costs related to the in-house implementation of PeopleSoft human resources/finance software. The weaker demand in the staffing industry led the Company to conduct a review of its internal operations and resulted in the following charges taken in the quarter ended September 30, 2001. The Company wrote-off $1.3 million of receivables that were deemed uncollectible. The Company recorded charges of approximately $800,000 associated with medical costs, vacation, variable executive compensation and payroll taxes. Also during the third quarter of 2001, the Company accrued approximately $130,000 associated with preliminary results of a state sales tax review presently in progress. Finally, to conform with lives more predominantly used in the industry, a decision was made to change the estimated useful life for the Company’s computers to three years from five years and change the useful life of furniture and equipment to five years from seven years. This resulted in a charge of approximately $118,000. The remainder of the overall increase in SG&A expense in 2001, approximately $1.9 million, was primarily comprised of incremental increases due to acquisitions of $1.4 million, an increase in amortization and depreciation expense of $179,000, an increase in goodwill expense of $170,000 and an increase in marketing expense of $99,000.

Restructuring

The Company recorded a restructuring charge of $892,000 in 2001, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company’s UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was related to a write-off of obsolete assets, and approximately $100,000 was related to a reduction in workforce to better reflect market opportunities.

Interest Income, net

Interest income, net for 2001 was $361,000 compared to interest income, net of $659,000 for 2000. The decrease resulted from the reduction in the amount of cash available for short-term investments and lower interest rates.

Provision / (Benefit) for Income Taxes

The Company’s effective tax benefit was 28.0% for 2001 compared to an effective tax rate of 93.1% for 2000. The decrease is mainly due to the effect of nondeductible goodwill and the increase in pretax loss in 2001.

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

Quarterly Financial Information (unaudited)

	(In thousands except per share data) Quarter Ended

	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002

Revenues	$6,795	$6,606	$6,377	$5,920
Income / (Loss) before income taxes	(2,766)	(189)	(153)	(2,704)
Provision / (Benefit) for income taxes	(77)	669	(37)	(666)
Net income / (loss)	(2,689)	(858)	(116)	(2,038)
Basic and diluted earnings / (loss) per share	$(0.39)	$(0.12)	$(0.02)	$(0.30)

	(In thousands except per share data) Quarter Ended

	Mar. 31, 2001	June 30, 2001	Sep. 30, 2001	Dec. 31, 2001

Revenues	$10,777	$10,599	$9,334	$8,185
Income / (Loss) before income taxes	(1,102)	(823)	(3,728)	(385)
Provision / (Benefit) for income taxes	(387)	(288)	(1,528)	513
Net income / (loss)	(715)	(535)	(2,200)	(898)
Basic and diluted earnings / (loss) per share	$(0.10)	$(0.08)	$(0.31)	$(0.13)

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount calculated for year end.

Liquidity and Capital Resources

Net cash provided by operating activities was $827,000 for the year ended December 31, 2002 compared to net cash used by operating activities of $489,000 for the comparable period in 2001. UBICS realized positive net cash provided by operations despite a net loss of $5.7 million. Net cash provided by operating activities for the year ended December 31, 2002 is primarily due to an income tax refund of $1.5 million and strong cash collections which decreased accounts receivables by $1.7 million. The net loss of $5.7 million was offset by non-cash charges of $4.0 million for goodwill impairment and $.5 million for depreciation. Net cash used by operating activities for the year ended December 31, 2001 is primarily due to a net loss of $4.3 million offset by strong cash collections which reduced accounts receivables by $3.7 million. The net loss was largely due to lower revenue, an $892,000 restructuring charge, special charges totaling $3.1 million and a reduction in interest income of approximately $300,000.

Net cash used by investing activities was $4.1 million in 2002, an increase of $1.3 million compared to 2001. The increase was primarily due to the expenditure of $4.0 to acquire and refurbish the Aircraft and the expenditure of $56,000 to purchase property and equipment. The net cash used by investing activities in 2001 consisted primarily of the acquisition of the UK subsidiaries and DSF for a combined $2.5 million and purchases of property and equipment of $177,000.

Net cash used by financing activities was $608,000 in 2002, an increase of $468,000 compared to 2001. The increase was primarily due to the Company’s purchase of 183,200 shares of common stock from its President and CEO, Robert Harbage, for $549,000 upon exercise by Mr. Harbabe of a put option granted to him in connection with a $732,800 loan which the Company made to Mr. Harbage when it hired him as President and CEO in 2000, and the Company’s repurchase of 100,000 shares of common stock from Mr. Harbage, which shares had been pledged by Mr. Harbage as security for the aforementioned loan. Both the $549,000 and the $37,000 were applied toward repayment of the loan.

In 2002, the Company continued its program to repurchase, from time to time, up to an additional $500,000 of its outstanding common stock for investment or other general corporate purposes. During 2002, the Company purchased 34,100 shares of its common stock on the open market at a total cost of $21,000, bringing the total number of shares purchased on the open market to 254,000 shares at a total cost of $260,000. The repurchases were financed principally by cash from operations. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions. During 2002, the Company also reacquired 65,000 shares of its common stock, valued at $214,000, which were originally issued in connection with its acquisition of Cobalt Creative, Inc.

Capital expenditures for the years ended December 31, 2002 and 2001 were $56,000 and $177,000, respectively. Because of the economic slowdown, the Company has deferred previously disclosed plans to establish offshore recruiting offices in various foreign locations. Except as set forth above, the Company currently has no material commitments for capital expenditures.

The Company currently anticipates that $3.2 million in available cash balances, together with the existing sources of liquidity and cash generated from operations, will be sufficient to satisfy its cash needs at least through the next twelve months.

Economic Trends

In periods of an economic slowdown and in light of the recent terroristic activities, the Company may be subject to additional risks arising in connection with information technology infrastructure spending resulting in increased strain on the Company’s financial condition.

Effect of Inflation

The Company does not believe that its operations have been materially affected by inflation.

Recently Issued Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Accounting for Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 effective January 1, 2002, which resulted in goodwill impairment charges totaling $4.0 million in 2002. Goodwill amortization of $259,036 per annum will no longer be recorded beginning January 1, 2002.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addressed financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The adoption of SFAS No. 144 has had no impact on the Company’s consolidated financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a Company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS No. 146 also requires that the initial measurement of the liability be at its fair value.

SFAS No. 146 is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146.

U.S. Regulation of Immigration

The Company’s services historically have been performed in the U.S., and the Company has recruited most of its IT professionals outside the U.S. The Company’s business, therefore, is subject to U.S. immigration laws. Over 90% of the Company’s IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved in any U.S. government fiscal year. In the federal fiscal year ended September 30, 2000, this limit was reached in March. In the federal fiscal years ended September 30, 2001 and 2002, this limit was not reached. The inability to obtain H-1B permits during the federal fiscal year ended September 30, 2000 resulted in increased use of subcontractor professionals by UBICS. The possible inability to obtain H-1B permits in future years could result in increased use of subcontractor professionals by UBICS.

In October 2000, the U.S. government increased the limit of new H-1B permits to 195,000 for each of the next three federal fiscal years starting from fiscal year 2001.

In future years where the limit on H-1B permits is reached, the Company may again be unable to obtain enough H-1B permits to meet its requirements. If the Company were unable to obtain H-1B permits for its IT professionals in sufficient quantities or at a sufficient rate, the Company’s business, operating results and financial condition could be materially adversely affected.

The U.S. government, in connection with its increase in the limit on H-1B permits, also imposed a fee to be paid by companies for new approvals and for renewals. The imposition of such fees has not had a material adverse impact on the Company’s results of operations.

Congress and administrative agencies with jurisdiction over immigration matters have, from time to time, expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company’s hiring practices could have a material adverse effect on the Company’s business, operating result and financial condition.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and accounts payable are approximately equivalent. All other financial instruments are classified as current as current and will be utilized within the next operating cycle.

The financial statements of foreign subsidiaries are translated using the exchange rate in effect at period-end for balance sheet accounts and at the average exchange rate in effect during the period for revenue and expense accounts.

The Company’s functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the county in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholder’s Equity as a component of accumulated other comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

Item 8.             Financial Statements and Supplementary Data

The financial statements and supplemental financial data required by this Item are set forth on the following pages.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying financial statements of UBICS, Inc. have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts based on management’s best estimates and judgments.

Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the Company’s financial records reflect authorized transactions of the Company. The system of internal controls includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

The Company’s financial statements have been audited by Goff Backa Alfera & Co., LLC, independent public accountants, whose report thereon appears on page 17 of this Form 10-K. As part of its audit of the Company’s financial statements, Goff Backa Alfera & Co., LLC considered the Company’s system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Goff Backa Alfera & Co., LLC the Company’s financial records and related data.

The Board of Directors will pursue its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all the members of which are non-employee directors. The independent public accountants have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting.

/s/ DR. VIJAY MALLYA

Dr. Vijay Mallya Chairman and Director

/s/ ROBERT HARBAGE

Robert Harbage President, CEO and Director

/s/ NEIL M. EBNER

Neil M. Ebner Vice President Finance and Chief Financial Officer

March 28, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of UBICS, Inc.:

We have audited the accompanying consolidated balance sheet of UBICS, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of UBICS, Inc. and subsidiaries as of December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 18, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UBICS, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GOFF BACKA ALFERA & Co., LLC
Pittsburgh, Pennsylvania, February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UBICS, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UBICS, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania, February 18, 2002

UBICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$ 3,267	$ 7,088
Accounts receivable, net of allowance for doubtful accounts of $500 and $500, respectively	762	2,464
Unbilled receivables	1,901	1,665
Employee advances	57	50
Due from affiliates	289	—
Prepaids and other	643	1,051
Investment in lease	600	—
Deferred tax asset	680	761

Total current assets	8,199	13,079

Property and equipment:
Leasehold improvements	135	135
Vehicles	86	92
Computer equipment and software	1,372	1,318
Furniture and fixtures	714	714

Total property and equipment	2,307	2,259
Accumulated depreciation	(1,803)	(1,264)

Net property and equipment	504	995

Investment in lease	3,400	—

Goodwill, net	244	4,376
Notes receivable	341	983
Deferred tax asset and other long-term assets	—	1,175

Total assets	$ 12,688	$ 20,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 704	$ 1,172
Payroll liabilities	1,616	2,323
Other current liabilities	1,651	1,935
Deferred revenue	32	91
Due to affiliates, net	40	10

Total current liabilities	4,043	5,531
Long-term liabilities	150	100

Total liabilities	4,193	5,631

Minority interest in consolidated subsidiary	—	13
Common stock, subject to redemption, $0.01 par value, 0 and 183,200 shares issued and outstanding, respectively	—	550

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 7,251,524 and 7,068,324 shares issued, respectively	73	70
Additional paid-in capital	14,719	14,171
Treasury stock –602,415 and 285,115 shares, respectively, at cost	(1,024)	(239)
Retained earnings	(5,278)	423
Accumulated other comprehensive income / (loss)	5	(11)

Total stockholders’ equity	8,495	14,414

Total liabilities and stockholders’ equity	$ 12,688	$ 20,608

The accompanying notes are an integral part of these consolidated financial statements.

UBICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues	$ 25,698	$ 38,895	$ 42,324
Cost of revenues	17,872	28,771	31,344

Gross profit	7,826	10,124	10,980
Selling, general and administrative expenses	9,879	15,631	10,635
Restructuring	—	892	902

Loss from operations	(2,053)	(6,399)	(557)
Minority interest	13
Interest income, net	184	361	659

Income (Loss) before income taxes and cumulative effect of change in accounting principle	(1,856)	(6,038)	102
Cumulative effect of change in accounting principle	(3,956)	—	—
Provision / (Benefit) for income taxes	(111)	(1,690)	95

Net income / (loss)	$ (5,701)	$ (4,348)	$ 7

Basic and diluted earnings / (loss) per share	$ (0.83)	$ (0.62)	$ 0.00

Basic – weighted average shares outstanding	6,909,535	7,025,272	6,746,900
Diluted – weighted average shares outstanding	6,909,535	7,025,272	6,830,545

The accompanying notes are an integral part of these consolidated financial statements.

UBICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Comprehensive Income/(Loss)

Balance, December 31, 1999	6,500,000	65	13,160	(100)	4,764	—	17,889	609

Stock grant	100,000	1	252	—	—	—	253	—
Common stock, subject to redemption	(183,200)	(2)	(548)	—	—	—	(550)	—
Issuance of common stock for acquisition of Cobalt Creative, Inc	432,351	4	1,171	—	—	—	1,175	—
Net income / (loss)	—	—	—	—	7	—	7	7

Balance, December 31, 2000	6,849,151	68	14,035	(100)	4,771	—	18,774	7

Issuance of Common Stock for acquisition of DSF Internet Services Private Limited	219,173	2	136	—	—	—	139	—
Acquisition of treasury Stock	—	—	—	(139)	—	—	(140)	—
Comprehensive income/(loss): Foreign currency translation Adjustments	—	—	—	—	—	(11)	(11)	(11)
Net income/(loss)	—	—	—	—	(4,348)	—	(4,348)	(4,348)

Balance, December 31, 2001	7,068,324	70	14,171	(239)	423	(11)	14,414	(4,359)

Redemption of common stock	183,200	3	548	(550)	—	—	1	—
Acquisition of treasury Stock	—	—	—	(235)	—	—	(235)	—
Comprehensive income/(loss): Foreign currency translation Adjustments	—	—	—	—	—	16	16	16
Net income/(loss)	—	—	—	—	(5,701)	—	(5,701)	(5,701)

Balance, December 31, 2002	7,251,524	$73	$14,719	$(1,024)	$(5,278)	$5	$8,495	$(5,685)

The accompanying notes are an integral part of these consolidated financial statements.

UBICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income / (loss)	$(5,701)	$(4,348)	$7
Adjustments to reconcile net Income / (loss) to net cash used by Operating activities —
Depreciation	539	684	379
Amortization of goodwill	—	234	56
Goodwill impairment	3,956	—	—
Deferred income taxes	(111)	(1,141)	10
Asset impairment	—	618	—
Asset abandonment	—	288	—
Minority interest	(13)	—	—
Stock based compensation	—	—	253
Changes in operating assets and Liabilities —
Accounts receivable, net	1,702	3,666	(1,559)
Unbilled receivables	(236)	747	(49)
Employee advances	(7)	33	(31)
Other long-term assets	828	(186)	(733)
Due to affiliates, net	(259)	10	—
Income tax refund	1,485	—	—
Prepaids and other	104	(361)	(378)
Accounts payable	(468)	(1,960)	511
Payroll liabilities	(707)	68	477
Accrued taxes and other current liabilities	(335)	1,383	310
Long term liabilities	50	(224)	—

Net cash (used) provided by Operating activities	827	(489)	(747)

Cash flows from investing Activities:
Purchases of property and equipment	(56)	(177)	(415)
Merger related expenses	—	(119)	(388)
Cash paid for acquisitions, net of cash acquired	—	(2,475)	—
Investment in lease	(4,000)	—	—

Net cash used by investing activities	(4,056)	(2,771)	(803)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	(2)	—
Purchase of treasury stock	(608)	(138)	—

Net cash used by financing activities	(608)	(140)	—

Effect of currency translation on cash	16	11	—

Net increase (decrease) in cash and Cash equivalents	(3,821)	(3,389)	(1,550)
Cash and cash equivalents, at beginning of year	7,088	10,477	12,027

Cash and cash equivalents, at end of year	$3,267	$7,088	$10,477

Supplemental data:
Cash payments for incomes taxes	$—	$127	$297
Stock issued for purchase of Cobalt Creative, Inc.	$(178)	$—	$1,175
Stock issued for purchase of DSF Internet Services Private Limited	$—	$138	$—
Fair value of:
Assets acquired	$(178)	$3,660	$—
Liabilities assumed	—	(685)	—

Cash paid for acquisition	—	(2,588)	—
Acquisition related expenses	—	(119)	—
Stock issued for acquisition	178	(138)	—
Minority interest	—	(17)	—

Cash acquired	$—	$113	$—

The accompanying notes are an integral part of these consolidated financial statements.

UBICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations:

UBICS, Inc. (“UBICS” or “the Company”), a Delaware corporation, provides information technology professional services to large and mid-sized organizations. The Company provides its clients with a wide range of professional services in such areas as web design and development, client/server design and development, enterprise resource planning package implementation and customization, e-commerce applications design and development, applications maintenance programming and database and systems administration.

2. Summary of Significant Accounting Policies:

The accompanying financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies.

Unbilled Receivables

Unbilled receivables represent time and materials provided to customers in the last month of each fiscal period, which are billed early in the following month.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties as follows:

Years

Computer equipment and software	3
Furniture and fixtures	5
Leasehold improvements	Term of Lease
Vehicles	5

To conform with lives more predominantly used in the industry, in the quarter ended September 30, 2001 the Company changed the estimated useful life for the Company’s computers to three years from five years and changed the useful life of furniture and equipment to five years from seven years. The effect of the change was $118,000, and is included in the selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2001.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts Receivable and Accounts Payable— The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and accounts payable are approximately equivalent. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company has evaluated its deferred tax asset and recorded a valuation allowance where appropriate.

Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company’s operation in India was eligible for a tax holiday for a five-year period beginning in 1997.

Currency Translation Adjustment

The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

The Company’s functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Statements of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statements of Changes in Stockholders’ Equity as a component of accumulated other comprehensive income/(loss). The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 effective January 1, 2002, which resulted in a goodwill impairment charge of $4.0 million in 2002. Goodwill amortization of $259,036 per annum will no longer be recorded beginning January 1, 2002.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and ARB No. 51, “Consolidated Financial Statements”. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or the results of its operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a Company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS No. 146 also requires that the initial measurement of the liability be at its fair value. SFAS No. 146 is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

3. Other Current Liabilities:

Other current liabilities consist of the following as of December 31 (dollars in thousands):

	2002	2001

Restructuring reserve	$159	$539
Subcontractor accrual	442	407
Payroll taxes and payroll related	164	263
Medical insurance claims	144	184
Other	742	542

	$1,651	$1,935

4. Major Customers and Concentrations of Credit Risk:

The Company has derived a significant portion of its revenues from a relatively limited number of clients.

The following table presents the Company’s largest clients during each of the years ended December 31, 2002, 2001 and 2000 and the approximate percentage of revenue from each client for the respective periods:

	Year Ended December 31,

	2002	2001	2000

The Hartford	10%	9%	6%
Archer Daniels Midland Companys	9%	1%	—
Electronic Computer Services	8%	5%	5%
Logica Energy	4%	2%	—
Kentucky Farm Bureau	3%	1%	1%

Total of Five Largest Clients	34%	18%	14%

The Company grants credit to clients based upon management’s assessment of their creditworthiness. The Company’s revenues and resulting accounts receivable are derived primarily from large and mid-sized organizations in various industries throughout the U.S.

5. Commitments and Contingencies:

The Company leases real estate and facilities at several locations. Lease expenses charged to operations were $582,762, $694,941 and $728,364 respectively, for the years ended December 31, 2002, 2001 and 2000.

Minimum future rental payments under non-cancelable operating leases for each of the next five years are as follows:

Year Ending December 31,

2003	$583,444
2004	133,409
2005	23,430
2006	3,109
2007	—

The Company’s CEO has a guaranteed bonus as part of his employment agreement. Pursuant to his employment agreement, the CEO is guaranteed a bonus of $200,000, $200,000, and $100,000 respectively, for the years ended December 31, 2002, 2001, and 2000. The $100,000 guaranteed in 2000 was a signing bonus. $100,000 of the 2002 bonus was accrued on the consolidated balance sheets as of December 31, 2001.

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

The Company has been named as a defendant in the matter of First Bank & Trust v. American United Breweries International, Inc.; Specialty Beer Investments, Inc.; UBICS, Inc.; United Breweries of America, Inc.; Vijay Mallya; and Does 1 through 50, filed on February 5, 2003 in the Superior Court of California, County of San Francisco, Case No. CGC-03-417096. The complaint alleges nonpayment of certain loans made by First Bank & Trust to American United Breweries International, which loans were secured by, among other things, the pledge of shares of common stock of the Company beneficially owned by Vijay Mallya, Chairman of the Company. The complaint further alleges that the Company engaged in a scheme with the other defendants to damage First Bank & Trust by inducing American United Breweries International, Inc. to breach its contract with First Bank & Trust and by taking actions to devalue the shares of common stock of the Company pledged as collateral for the Loans. The Company believes that the claims alleged against it are factually inaccurate and have no merit. The Company is vigorously contesting all claims made against it by First Bank & Trust.

6. Related Party Transactions:

On October 21, 2002, the Company, through its subsidiary, UBICS Holding Company (“UBICS Holding”), acquired a Boeing 727-100 aircraft (the “Aircraft”) from Davis Oil Company (“Davis”) pursuant to an Aircraft Purchase Agreement dated October 10, 2002, as amended, between UBICS Holding and Davis. Title to the aircraft was registered in the name of Wells Fargo Bank Northwest, National Association (“Wells”), as trustee under a Trust Agreement dated October 21, 2002 between Wells and UBICS Holding, as trustor and sole beneficiary of such trust.

The Aircraft is being leased on a “dry lease” basis for a five-year term to United Breweries Holdings, Ltd., a North Carolina corporation (the “Lessee”), pursuant to the terms of an Aircraft Lease Agreement dated as of December 14, 2002 (the “Lease”) between Wells, as owner trustee, and the Lessee. During the term of the Lease, the Lessee will pay rent in the amount of $50,000 per month and will be responsible for payment of any and all expenses relating to the operation and maintenance of the Aircraft. The Lease also provides that the Lessee will purchase the Aircraft at any time upon 90 days’ written notice from the lessor for a purchase price of $4.0 million (the “Put Right”).

The purchase price for the Aircraft was $3,350,000, paid in cash by UBICS Holding at the closing. Prior to leasing the Aircraft to the Lessee, UBICS Holding caused the Aircraft to be refurbished at a cost of $650,000. The Lessee paid approximately $500,000 for additional refurbishments to the Aircraft.

The Lessee is a controlled affiliate of United Breweries (Holdings) Limited, an Indian company (the “Guarantor”), which entered into a Guaranty and Suretyship Agreement, absolutely and unconditionally guaranteeing all obligations of the Lessee under the Lease. Vijay Mallya, who is the Chairman and ultimate beneficial owner of 58% of the outstanding common stock of the Company, is also the Chairman and the beneficial owner of a substantial percentage of the stock of the Guarantor, which controls the Lessee.

In the first quarter of 2003, the Company exercised its Put Right to require the Lessee to purchase the Aircraft for $4 million. Pending the closing on the sale, the Lease will remain in effect. It is a condition to the Company’s obligation to close on the sale of the Aircraft that the Lessee make all rental payments through the closing date and pay all other amounts due and payable under the terms of the Lease.

Effective April 1, 2001, the Company renewed an agreement to sublease office space from United Breweries of America (“UBA”). Vijay Mallya, who is the Chairman and ultimate beneficial owner of 58% of the outstanding common stock of the Company, is also the chairman and the beneficial owner of a substantial percentage of the stock of UBA. Such sublease agreement requires the Company to pay United Breweries of America $7,700 per month through March 31, 2003. The Company paid $92,400 in 2002 related to this sublease agreement.

Amplified a total of $121,048. In May, 2001, Amplified ceased doing business and was subsequently dissolved following a public foreclosure sale of its assets by its senior secured creditors. Prior to dissolution, Amplified had paid UBICS a total of $39,750 for its services, leaving an unpaid balance of $81,298, which was written off as of December 31, 2001. Christopher C. Melton, Sr., a former director of UBICS, was Chief Executive Officer and a Director of Amplified prior to its dissolution, and is currently President and Chief Executive Officer of CNP, Inc. (“CNP”), which acquired the assets of Amplified in the foreclosure sale. During 2001, UBICS provided CNP with services for which it billed CNP a total of $56,522, all of which has been paid by CNP.

As of December 31, 2002, DSF has a payable on its books for a loan made to DSF by its Chief Executive Officer and his spouse in the amount of $39,550.

During 2002, the Company paid $401,000 in premiums to Nasdaq Insurance Agency One of the directors of the Company is a director of Nasdaq Insurance Agency.

In 2000, Cobalt Creative, Inc. paid $100,000 as a finder’s fee to eSeed Capital, LLC. in connection with the Company’s acquisition of Cobalt Creative, Inc. One of the directors of the Company is a managing partner of eSeed Capital.

7. Stock-Based Compensation:

Effective September 2, 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”) for directors, executive officers and other key employees. The Compensation Committee (until its dissolution in 2002) of the Board of Directors, and now the full Board of Directors, is authorized to grant stock options (with or without stock appreciation rights). The

Plan provides for the issuance of up to 1,800,000 stock options at no less than the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”. Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), net income for the years ended December 31, 2002, 2001 and 2000 would have been reduced by $176,000, $647,000 and $539,000, respectively, and basic and diluted earnings per share would have been reduced by $0.3, $0.09 and $0.08 per share, respectively, for the same period.

In 2000, the Company granted stock appreciation rights in connection with the grant of 300,000 stock options at an exercise price of $3.22 per share to the Company’s new President & CEO. Since the market value of the Company’s common stock at December 31, 2002 and 2001 was less than $3.22 per share, no compensation expense was recorded under this grant for these years.

In 2002, 2001 and 2000 options covering a total of 92,750, 35,000 and 824,000 shares, respectively, of Common Stock were granted under the Plan. The right to purchase shares upon exercise of these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. A summary of stock option activity follows:

	December 31, 2002		December 31, 2001		December 31, 2000

Number of shares	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of period	958,000	$4.57	1,322,000	$5.44	536,000	$8.82
Granted	92,750	$3.22	35,000	$3.22	824,000	$3.20
Exercised	—	—	—	—	—	—
Lapsed and forfeited	188,100	$4.24	399,000	$6.32	38,000	$4.56

Options outstanding, end of period	862,650	$4.49	958,000	$4.57	1,322,000	$5.44

Options exercisable, end of period	551,317	$5.19	580,332	$5.44	650,645	$7.41

Stock options outstanding at December 31, 2002

	Options Outstanding			Options Exercisable

Exercise Price	Options	Weighted Average Remaining Contractual life (Yrs)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$ 1.88	20,000	6.84	$1.88	20,000	$1.88
$ 2.50	35,000	6.92	$2.50	35,000	$2.50
$ 2.63	20,000	7.50	$2.63	20,000	$2.63
$ 3.22	553,650	7.87	$3.22	267,317	$3.22
$ 3.54	75,000	7.29	$3.54	50,000	$3.54
$ 5.50	4,000	5.70	$5.50	4,000	$5.50
$10.00	135,000	4.83	$10.00	135,000	$10.00
$13.75	20,000	5.50	$13.75	20,000	$13.75

	862,650	7.21	$4.49	551,317	$5.19

Summary of stock options	Stock Option Price

Weighted average fair value of options granted during 2002*	$0.13

Weighted average fair value of options granted during 2001*	$0.61

Weighted average fair value of options granted during 2000*	$2.18

*         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	3.05% to 4.32%	3.15% to 4.62%	5.76 to 6.74%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options	3 years	3 years	3 years
Expected volatility rate	99.5%	104%	101% to 108%

There were 937,350 shares reserved for future grants under the Plan at December 31, 2002.

8. Employee Benefit Plan:

The Company has an Employee Retirement Savings Plan (the “Retirement Plan”) under section 401(k) of the Internal Revenue Service Code that covers substantially all U.S.-based employees. Eligible employees may contribute up to 20% of eligible compensation, subject to limits in the Internal Revenue Service Code.

9. Income Taxes:

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for temporary differences between the tax and financial bases of the Company’s assets and liabilities, using the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal income taxes at the statutory rate	$(409)	$(2,053)	$88
Foreign income taxes at the statutory rate	(9)	137	—
State income taxes, net of federal Benefit	187	(415)	7
Other income taxes	—	226	—
Valuation allowance	120	415	—

Provision for income taxes	$(111)	$(1,690)	$95

The components of income (loss) before income taxes and cumulative effect of a change in accounting principle for U.S. and foreign were $(830,000) and $(1,026,000), respectively, for 2002. The components of income (loss) before income taxes for U.S. and foreign were $(5,721,000) and $(317,000), respectively, for 2001. For 2000, income related solely to the U.S.

The provision for income taxes as shown in the accompanying statement of operations for the years ended December 31, 2002, 2001 and 2000 included the following components (dollars in thousands):

	December 31,

	2002	2001	2000

Current federal provision	$(490)	$(585)	$177
Current state provision	(92)	(415)	30
Current foreign provision	(9)
Deferred federal provision	81	(868)	(90)
Deferred state provision	279	(237)	(22)
Valuation allowance	120	415	—

Provision for income taxes	$(111)	$(1,690)	$95

The components of the net deferred tax asset as of December 31, 2002 and 2001 were as follows (dollars in thousands):

	December 31,

	2002	2001

Deferred tax asset:
Allowance for doubtful accounts	$200	$170
Accrued liabilities	522	588
Property and equipment	78
Net operating losses and tax credit carryforwards	—	1,645

Deferred tax asset	800	2,403
Valuation allowance	(120)	(415)

Deferred tax asset, net	680	1,988
Deferred tax liability:
Property and equipment	—	(241)

Deferred tax asset, net	$680	$1,747

At December 31, 2002, the Company has recognized a valuation allowance of $120,000 to reduce the carrying value of the unrealized deferred tax benefits relating to the state net operating loss carryforwards to offset the deferred tax benefits that may not be realized.

Since the financial results of the Company and its subsidiaries are consolidated for financial reporting purposes, but earnings from the investments in its foreign subsidiaries are included in taxable income only when they are received, the basis of its investments in foreign subsidiaries will generally differ for financial and tax purposes due to any undistributed earnings. However, as the foreign investments have recognized losses on a cumulative basis and no undistributed earnings are available for distribution as of December 31, 2002, no deferred income taxes have been provided relating to foreign operations.

10. Earnings Per Common Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), which establishes new standards for computing and presenting earnings per share.

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the assumed conversion of all dilutive securities.

The following table sets forth the computation of earnings per share for the periods indicated:

	(Dollars in thousands, except per share data) Year ended December 31,

	2002	2001	2000

Basic earnings per share
Net income / (loss)	$(5,701)	$(4,348)	$7
Divided by:
Weighted average common shares	6,909,535	7,025,272	6,746,900

Basic earnings / (loss) per share	$(0.83)	$(0.62)	$0.00

Diluted earnings per share
Net income / (loss)	$(5,701)	$(4,348)	$7

Divided by:
Weighted average common shares	6,909,535	7,025,272	6,746,900
Dilutive effect of common stock equivalents	—	—	83,645

Dilutive weighted average common shares	6,909,535	7,025,272	6,830,545

Diluted earnings / (loss) per share	$(0.83)	$(0.62)	$0.00

The exercise price of stock options to purchase an aggregate of 862,650, 958,000 and 402,000 shares in 2002, 2001 and 2000 respectively, was less than the average stock price for the year. As such, these options have been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

11. Acquisitions:

On July 7, 2000, the Company completed the acquisition of Cobalt Creative, Inc. (now known as SquareRadius, Inc.), an Arizona corporation, by issuing 432,351 shares of the Company’s common stock for 100% of the stock of Cobalt. On August 2, 2001, the former shareholders of Cobalt returned 65,000 shares of the Company’s common stock to the Company in settlement of certain indemnity claims made by the Company.

The Company completed the acquisition of all of the outstanding common stock of Oakwood Technical Services Limited, European Software Services (UK) Limited and Reflex I.T. Solutions Limited (collectively referred to as “Oakwood”) in the United Kingdom on March 30, 2001 for a consideration of 1.4 million Pounds Sterling or approximately US$2.0 million. The 1.4 million Pounds Sterling was to be paid to the escrow agent as follows: 1.1 Million Pounds Sterling paid on the purchase date, 151,667 Pounds Sterling paid twelve months after the closing and the remaining 151,667 Pounds Sterling eighteen months after the closing. On December 21, 2001 the parties agreed to reduce the purchase price to 1.1 million Pounds Sterling or approximately US$1.6 million, thereby eliminating the Company’s obligation to make subsequent payments to the escrow agent. The Company felt the acquisition was necessary to expand its European presence. Oakwood engages in the business of information, consulting and technical services ranging from high-level strategic human resources planning to project outsourcing and on-site consulting. The Oakwood acquisition expanded the Company’s presence in the European market. The results of Oakwood’s operations have been included in the consolidated financial statements since April 1, 2001. The consideration of 1.1 million Pounds Sterling was paid to the escrow agent on the closing and is to be distributed to the seller as follows:

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

(d)       Fourth installment of 60,666 Pounds Sterling on April 1, 2002

(e)       Fifth installment of 60,667 Pounds Sterling on July 1, 2002

(f)       Sixth installment of 60,666 Pounds Sterling on October 1, 2002; and

(g)       Seventh and final installment of 60,667 Pounds Sterling on December 31, 2002.

The excess of the purchase price over the net assets acquired ($1,822,583) has been allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. The Company was willing to pay the purchase price, which included the aforementioned goodwill, based on a 20% revenue growth rate in 2000 over the prior year and projected future growth rates of approximately 10 – 20% annually. The revenue growth was not guaranteed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$499
Net property and equipment	34
Goodwill	1,823

Total assets acquired	2,356
Current liabilities	655

Total liabilities	655

Net assets acquired	$1,701

The Company, through its UBIX Computer Services subsidiary, completed the acquisition of seventy percent (70%) of the equity share capital of DSF Internet Services Private Limited (“DSF”) in India on September 6, 2001 for a consideration of US$825,000. DSF engages in the business of offshore development of software, including video/audio streaming, web designing and content management. The Company believed the acquisition was necessary to obtain cost effective offshore capabilities. The DSF acquisition provides the Company an offshore development option for its clients. The results of DSF’s operations have been included in the consolidated financial statements since that date. UBICS also paid $175,000 and issued 219,173 shares of the common stock of the Company to Fifth Dimension Limited for its mediation services in connection with the transaction. The $825,000 purchase price is payable as follows:

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

  i.       May 30, 2003

 ii.       Ten days after all taxes payable by DSF in connection with the agreement have been determined

iii.       The business day following the date that UBICS receives payment of the working capital adjustment, if any, under the agreement

The excess of the purchase price over the net assets acquired ($1,166,848) has been allocated to goodwill. None of the goodwill is expected to be deducible for tax purposes. The Company was willing to pay the purchase price, which included the aforementioned goodwill, based on a 39% revenue growth rate in 2000 over the prior year and projected future growth rates of approximately 15 – 20% annually. The revenue growth was not guaranteed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$81
Net property and equipment	51
Intangible assets	5
Goodwill	1,167

Total assets acquired	1,304
Current liabilities	147
Long-term liabilities	2

Total liabilities	149

Net assetss acquired	$1,155

The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisition of Oakwood and DSF had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

		Year Ended December 31

		2002	2001

Revenues	As reported	$25,698	$38,895
	Pro forma	25,698	39,806
Net income / (loss)	As reported	$(5,701)	$(4,348)
	Pro forma	(5,701)	(4,323)
Basic and diluted earnings / (loss) per share	As reported	$(0.83)	$(0.62)
	Pro forma	(0.83)	(0.62)

12.           Stock Grant and Common Stock Subject to Redemption

In connection with the employment of the Company’s President & CEO (CEO), the Company granted the CEO 100,000 shares of the Company’s common stock. The market value of the shares at the date of the grant of $253,000 is included in selling, general and administrative expenses in 2000. These shares pledged to secure the loan referred to in the next paragraph and were repurchased from the CEO for $37,000 in the fourth quarter of 2002. The proceeds of such repurchase were applied toward repayment of such loan.

In addition, at the time of the aforementioned stock grant, the CEO purchased 183,200 shares of the Company’s common stock from the Company’s controlling stockholder for $732,800. The Company loaned the CEO the funds to purchase these shares. In addition, the Company granted the CEO a put related to these shares at $3.00 per share. The put value of these shares is shown as shares subject to redemption in the accompanying consolidated balance sheets. The CEO exercised this put in the fourth quarter of 2002 and the Company purchased the shares from the CEO for $549,600, which amount was applied toward repayment of the loan. No compensation expense was recorded under this agreement.

13.           Restructuring:

During 2001, the Company recorded a restructuring charge of $892,000, of which approximately $460,000 was associated with a write-off of unused office space, approximately $170,000 was related to merging the Company’s UB Interactive division with its SquareRadius subsidiary, approximately $160,000 was related to a write-off of obsolete assets, and approximately $100,000 was related to the elimination of 32 technical, sales & marketing and management positions.

During 2000, the Company recorded a restructuring charge of $902,000, of which $450,000 was related to a payable to the Company’s former Chief Executive Officer as part of his severance agreement, $100,000 was related to a signing bonus paid to the Company’s new Chief Executive Officer pursuant to his employment agreement and $352,000 represented the value of 100,000 shares of common stock granted to the Company’s new Chief Executive Officer pursuant to his employment agreement.

As of December 31, 2002, $266,000 of the restructuring charge was still remaining as accrued on the balance sheet. The table below identifies the significant components of the accrual balance remaining (in thousands):

	Rent Payments for Unused Office Space	Write-off of Obsolete Assets	Severance	Stock/ Bonus	Total

Beginning balance January 1, 2000	$—	$—	$—	$—	$—
Amounts provided in 2000	—	—	450	452	902
Amounts paid in 2000	—	—	150	352	502

Balance at December 31, 2000	$—	$—	$300	$100	$400

Beginning balance January 1, 2001	$—	$—	$300	$100	$400
Amounts provided in 2001	462	330	100	—	892
Amounts paid in 2001	58	302	200	93	653

Balance at December 31, 2001	$404	$28	$200	$7	$639

Beginning balance January 1, 2002	$404	$28	$200	$7	$639
Amounts provided in 2002	—	—	—	—	—
Amounts paid in 2002	262	11	100	—	373

Balance at December 31, 2002	$142	$17	$100	$7	$266

14.           Investment in Lease:

On December 14, 2002, the Company’s UBICS Holding subsidiary and the Lessee entered into the lease of the Aircraft described in Note 6 for a five-year term. During the lease period, the Lessee will pay rent to the Company in the amount of $50,000 per month, and will be responsible for payment of all expenses relating to the operation and maintenance of the Aircraft. The lease also provides that the Lessee will purchase the aircraft for $4.0 million at any time during the Lease term upon 90 days’ written notice from the Company.

The Lessee is a controlled affiliate of United Breweries (Holdings) Limited, an Indian company, which has entered into a Guarantee and Suretyship Agreement, absolutely and unconditionally guaranteeing all obligations of the Lessee under the Lease. Vijay Mallya, the Chairman and ultimate beneficial owner of 58% of the outstanding Common Stock of the Company, is the Chairman and a shareholder of United Breweries (Holdings) Limited, which controls the Lessee.

The following are the components of the net investment in the Lease as of December 31, 2002 (dollars in thousands):

Total minimum lease payments to be received	$2,975
Guaranteed residual value of leased property	4,000
Less: Unearned income	2,975

Net investment in lease	$4,000

15.           Subsequent Events:

In the first quarter of 2003, the Company exercised its Put Right to require the Lessee to purchase the Aircraft for $4 million. Pending the closing on the sale, which the Company anticipates will occur in the second quarter of 2003, the Lease will remain in effect. It is a condition to the Company’s obligation to close on the sale of the Aircraft that the Lessee make all rental payments through the closing date and pay all other amounts due and payable under the terms of the Lease.

16.           Quarterly Financial Information (unaudited):

	(In thousands except per share data) Quarter Ended

	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002

Revenues	$6,795	$6,606	$6,377	$5,920
Cost of revenues	4,827	4,530	4,433	4,082

Gross profit	2,161	2,076	1,944	1,838
Selling, general and Administrative expenses	2,334	2,300	2,132	3,113

Loss from operations	(366)	(224)	(188)	(1,275)
Minority interest	9	4	—	—
Interest income, net	35	31	35	83

Loss before income taxes and Cumulative effect of a change in accounting Principle	(322)	(189)	(153)	(1,192)
Cumulative effect of a change in accounting Principle	(2,444)	—	—	(1,512)
Provision / (Benefit) for income taxes	(77)	669	(37)	(666)

Net loss	$(2,689)	$(858)	$(116)	$(2,038)

Basic and diluted loss per Share	$(0.39)	$(0.12)	$(0.02)	$(0.30)

	(In thousands except per share data) Quarter Ended

	Mar. 31, 2001	June 30, 2001	Sep. 30, 2001	Dec. 31, 2001

Revenues	$10,777	$10,599	$9,334	$8,185

Cost of revenues	8,616	7,740	6,369	6,046

Gross profit	2,161	2,859	2,965	2,139
Selling, general and Administrative expenses	3,409	3,783	5,871	2,568
Restructuring	—	—	892	—

Loss from operations	(1,248)	(924)	(3,798)	(429)
Interest income, net	146	101	70	44

Income / (Loss) before income taxes	(1,102)	(823)	(3,728)	(385)
Provision / (Benefit) for income taxes	(387)	(288)	(1,528)	513

Net loss	$(715)	$(535)	$(2,200)	$(898)

Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.31)	$(0.13)

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount calculated for year end.

Item 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Pursuant to Instruction 1 to Item 304 of Regulation S-K, the disclosures called for by this Item are not required to be included because they were previously disclosed in the Company’s following filings:

(a)                Form 8-K filed August 8, 2002;

(b)                Form 8-K filed November 14, 2002;

(c)                Form 8-K filed December 12, 2002; and

(d)                Form 8-K/A filed February 7, 2003.

PART III

Item 10.           Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information in the registrant’s definitive proxy statement to be filed with the Commission on or about April 15, 2003 in connection with its 2003 annual meeting of stockholders (the “2003 Proxy Statement”) under the captions “Election of Directors” and “Executive Officers”.

Item 11.           Executive Compensation

The information required by this item is incorporated by reference to the information in the registrant’s 2003 Proxy Statement under the caption “Executive Compensation”, provided that the information in such Proxy Statement under the captions “Stock Performance Graph” and “Compensation Committee Report on Executive Compensation” are not incorporated by referenced herein.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information in the registrant’s 2003 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers.”

Item 13.           Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information in the registrant’s 2003 Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions.”

Item 14.           Controls and Procedures

(a)                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities on a timely basis, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)                CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective actions were taken.

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           1.             Financial Statements

The following financial statements of the registrant are included on pages 18 to 34 of this Form 10-K and the report of independent public accountants is included on page 17 of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended

  December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

2.             Financial Statement Schedules

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

  Valuation and Qualifying Accounts for the three years in the period ended December 31, 2002.

3.             Exhibits:

2.1	Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (1)

2.2	Share Purchase Agreement dated as of March 30, 2001 between the Company and Teksys, Inc. (2)

2.3	Share Purchase Agreement dated as of September 4, 2001 between UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

2.4	Amendment to Share Purchase Agreement dated as of December 21, 2001 between the Company and Teksys, Inc. (4)

2.5	Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

2.6	Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd., and United Breweries (Holdings) Limited (5)

2.7	Aircraft Lease Agreement dated as of December 14, 2002 between Wells Fargo Bank Northwest, National Association, as Owner Trustee, and United Breweries Holdings, Ltd. (6)

3.1	Amended and Restated Certificate of Incorporation of UBICS, Inc.(7)

3.2	Amended and Restated Bylaws of UBICS, Inc.(7)

10.1	UBICS, Inc. 1997 Stock Option Plan (8)

10.2	Employment Agreement between the Company and Vijay Mallya (9)

10.3	Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (9)

10.4	Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (9)

10.5	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (9)

10.6	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (9)

10.7	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (9)

10.8	Form of Director Indemnification Agreement (10)

10.9	Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (10)

10.10	Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (11)

10.11	Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (12)

10.12	Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (12)

10.13	Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (13)

10.14	Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc. (13)

10.15	Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (1)

10.16	Employment Agreement dated June 18, 2001 between the Company and Neil Ebner (14)

10.17	Employment Agreement dated July 10, 2002 between the Company and William T. Miralia

10.18	Employment Agreement dated March 20, 2002 between the Company and Greg Doyle

10.19	Guaranty and Suretyship Agreement dated as of December 14, 2002 from United Breweries (Holdings) Limited in favor of Wells Fargo Bank Northwest, National Association and UBICS Holding Company (6)

10.20	Trust Agreement dated as of October 21, 2002 between UBICS Holding Company and Wells Fargo Bank Northwest, National Association (6)

21	Subsidiaries of the Registrant

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002

______________

   (1)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

   (2)    Incorporated by reference to the registrant’s current report on Form 8-K filed on April 16, 2001.

   (3)    Incorporated by reference to the registrant’s current report on Form 8-K filed on September 21, 2001.

   (4)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

   (5)    Incorporated by referenced to the registrant’s Quarterly Report on Form 8-K of the registrant filed November 5, 2002.

   (6)    Incorporated by reference to the registrant’s Quarterly Report on Form 8-K/A of the registrant filed January 8, 2003.

   (7)    Incorporated by reference to the registrant’s Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

   (8)    Incorporated by reference to the registrant’s Schedule 14A filed on November 15, 2000.

   (9)    Incorporated by reference to Post-Effective Amendment No. 1, to the registrant’s Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

 (10)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-A for the quarter ended September 30, 1998.

 (11)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

 (12)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

 (13)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

 (14)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)           Reports on Form 8-K:

During the fourth quarter of 2002, the Company filed with the SEC the following reports on Form 8-K:

(1)       Form 8-K filed November 5, 2002 reporting the purchase and lease of an aircraft.

(2)       Form 8-K filed November 15, 2002 reporting the resignation of BDO Seidman, LLP as the Company’s principal accountants.

(3)       Form 8-K dated December 12, 2002 reporting the engagement of Goff, Backa, Alfera & Company, LLC as the Company’s principal accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

UBICS, Inc. (Registrant)
By:	/s/ ROBERT HARBAGE

Robert Harbage President & CEO
March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report in the capacities indicated on March 28, 2003.

/s/ VIJAY MALLYA

Vijay Mallya Chairman and Director

/s/ ROBERT HARBAGE

Robert Harbage President, CEO and Director (Principal Executive Officer)

/s/ NEIL M. EBNER

Neil M. Ebner Vice President, Finance, Chief Financial Officer and Secretary (Principal Finance & Accounting Officer)

/s/ SCOTT HELDFOND

Scott Heldfond Director

/s/ KENT D. PRICE

Kent D. Price Director

/s/ MANOHAR B. HIRA

Manohar B. Hira Director

CERTIFICATION PURSUANT SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Robert C. Harbage, President and Chief Executive Officer UBICS, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of UBICS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBERT C. HARBAGE

Robert C. Harbage Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Neil M. Ebner, Chief Financial Officer UBICS, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of UBICS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ NEIL M. EBNER

Neil M. Ebner Vice President, Finance, Chief Financial Officer and Secretary (Principal Finance & Accounting Officer)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of UBICS, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated February 14, 2003. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule set forth on the following page is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ GOFF BACKA ALFERA & Co. LLC

Pittsburgh, Pennsylvania
   February 14, 2003

SCHEDULE II

UBICS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowance for Uncollectible Accounts
December 31, 2002	$500	$—	$—	$500
December 31, 2001	1,100	1,400	2,000	500
December 31, 2000	885	215	—	1,100

Restructuring Charge
December 31, 2002	639	—	373	266
December 31, 2001	400	892	653	639
December 31, 2000	—	902	502	400

EXHIBIT INDEX

Exhibits:

2.1	Acquisition and Stock Exchange Agreement dated July 5, 2000 among the Company, Cobalt Creative, Inc. and the Shareholders of Cobalt Creative, Inc. (1)

2.2	Share Purchase Agreement dated as of March 30, 2001 between the Company and Teksys, Inc. (2)

2.3	Share Purchase Agreement dated as of September 4, 2001 between UBIX Computer Services Limited and Anmol Taneja and Vani Taneja (3)

2.4	Amendment to Share Purchase Agreement dated as of December 21, 2001 between the Company and Teksys, Inc. (4)

2.5	Aircraft Purchase Agreement dated as of October 10, 2002 between UBICS Holding Company and Davis Oil Company, as amended. (5)

2.6	Agreement dated as of October 21, 2002 among UBICS Holding Company, United Breweries Holdings Ltd., and United Breweries (Holdings) Limited (5)

2.7	Aircraft Lease Agreement dated as of December 14, 2002 between Wells Fargo Bank Northwest, National Association, as Owner Trustee, and United Breweries Holdings, Ltd. (6)

3.1	Amended and Restated Certificate of Incorporation of UBICS, Inc. (7)

3.2	Amended and Restated Bylaws of UBICS, Inc. (7)

10.1	UBICS, Inc. 1997 Stock Option Plan (8)

10.2	Employment Agreement between the Company and Vijay Mallya (9)

10.3	Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (9)

10.4	Services Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (9)

10.5	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB Information Consultancy Services, Ltd. (9)

10.6	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and United Breweries Limited (9)

10.7	Noncompetition Agreement dated October 27, 1997 among the Company, Vijay Mallya and UB International Limited (9)

10.8	Form of Director Indemnification Agreement (10)

10.9	Lease Agreement dated June 30, 1998 between the Company and Stealth Technology Associates (10)

10.10	Agreement of Severance, Waiver and Release dated March 18, 1999 between the Company and Manohar B. Hira (11)

10.11	Amendment to Agreement of Severance Waiver and Release dated December 1, 1999 between the Company and Manohar B. Hira (12)

10.12	Amendment No. 2 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (12)

10.13	Amendment No. 3 to Agreement of Severance Waiver and Release dated as of March 31, 1999 between the Company and Manohar B. Hira (13)

10.14	Form of Sublease and Consent among the Company, Marin Executive Park and United Breweries of America, Inc. (13)

10.15	Employment Agreement dated June 7, 2000 between the Company and Robert C. Harbage (1)

10.16	Employment Agreement dated June 18, 2001 between the Company and Neil Ebner (14)

10.17	Employment Agreement dated July 10, 2002 between the Company and William T. Miralia

10.18	Employment Agreement dated March 20, 2002 between the Company and Greg Doyle

10.19	Guaranty and Suretyship Agreement dated as of December 14, 2002 from United Breweries (Holdings) Limited in favor of Wells Fargo Bank Northwest, National Association and UBICS Holding Company (6)

10.20	Trust Agreement dated as of October 21, 2002 between UBICS Holding Company and Wells Fargo Bank Northwest, National Association (6)

22	Subsidiaries of the Registrant

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 916 of the Sarbanes-Oxley Act of 2002

______________

   (1)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

   (2)    Incorporated by reference to the registrant’s current report on Form 8-K filed on April 16, 2001.

   (3)    Incorporated by reference to the registrant’s current report on Form 8-K filed on September 21, 2001.

   (4)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

   (5)    Incorporated by referenced to the registrant’s Quarterly Report on Form 8-K of the registrant filed November 5, 2002.

   (6)    Incorporated by reference to the registrant’s Quarterly Report on Form 8-K/A of the registrant filed January 8, 2003.

   (7)    Incorporated by reference to the registrant’s Registration Statement on Form S-1, No. 333-35171, filed September 8, 1997.

   (8)    Incorporated by reference to the registrant’s Schedule 14A filed on November 15, 2000.

   (9)    Incorporated by reference to Post-Effective Amendment No. 1, to the registrant’s Registration Statement on Form S-1, No. 333-35171, filed October 29, 1997.

 (10)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-A for the quarter ended September 30, 1998.

 (11)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

 (12)    Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

 (13)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

 (14)    Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.