Form 10-K/A
period 2002-12-31
UBICS INC
filed 2003-04-30
CIK 1045445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number 0-23239

UBICS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-1744587
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Technology Drive, Suite 210, Canonsburg, Pennsylvania	15317
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

This Amendment Number 1 on Form 10-K/A amends UBICS, Inc.’s (the “Company’s”) Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003 (the “2002 Form 10-K”). The Company is refiling Part III, Items 10, 11, 12 and 13 to include the disclosures required by such Items, because the Company will not be filing a definitive Proxy Statement which includes such disclosures. Other than as set forth in the preceding sentence, the Company has made no changes to the 2002 Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the 2002 Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:

Name	Age	Position with Company

Vijay Mallya	47	Chairman

Robert C. Harbage	56	President, Chief Executive Officer and Director

William T. Miralia	44	Senior Vice President, Sales

Neil M. Ebner	41	Vice President, Finance, Chief Financial Officer and Secretary

Greg Doyle	31	Vice President, Solution Sales

Scott R. Heldfond	57	Director

Manohar B. Hira	62	Director

Kent D. Price	59	Director

Vijay Mallya, age 47, has been Chairman of the Company since its inception in July 1993. Since 1983, Mr. Mallya has been Chairman of the UB Group, a multinational group of companies headquartered in India which is principally engaged in the manufacture and sale of beer, spirits, pharmaceuticals, paint and coating products, and in the hotel and resort business. Mr. Mallya is also Chairman of Mendocino Brewing Company, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilisers Ltd., Herbertsons Limited, McDowell & Co. Ltd. and other UB

Group companies. He also sits on boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India) and the Federation of the Indian Chamber of Commerce and Industries. Mr. Mallya is a Class III director whose term expires at the 2003 Annual Meeting of Stockholders.

Robert C. Harbage, age 56, has been President, Chief Executive Officer and Director of the Company since June 2000. Prior to joining the Company, Mr. Harbage was the principal of Harbage House, LLC, an e-business consulting firm, which he founded in 1998. From 1994 through 1997, Mr. Harbage was Chairman and Chief Executive Officer of UARCO, Inc., a business forms company. Mr. Harbage was a senior partner at Ernst & Young from 1992 to 1994, a principal of McKinsey & Company/ICG from 1989 to 1992, a partner at KPMG Peat Marwick from 1987 to 1989 and a senior consultant at Arthur D. Little, Inc. from 1984 to 1987. Mr. Harbage is a Class II director whose term expires at the 2005 Annual Meeting of Stockholders.

William T. Miralia, age 44, was appointed Senior Vice President, Sales in 2002. Prior to joining UBICS, from 2001 to 2002 Mr. Miralia was Vice President, Sales of Mastech Emplifi, an IT solutions company. From 1999 to 2001, Mr. Miralia was Vice President, Eastern Region Sales, of Directfit, Inc., an IT staffing company, and from 1994 to 1999 he was employed by Alternative Resources Corporation, an IT staffing company where, from 1998 to 1999, he was Vice President, Sales and Field Operations.

Neil M. Ebner, age 41, was appointed Vice President, Finance and Chief Financial Officer of the Company in June 2001. Mr. Ebner was Corporate Controller for Crown Castle USA from October 2000 to May 2001 and Corporate Controller for iGate Capital Corporation from December 1995 to September 2000.

Greg Doyle, age 31, was appointed Vice President, Solution Sales, in 2002. Prior to joining UBICS, from 2001 to 2002, Mr. Doyle was Vice President, Business Development of iXL, Inc., a provider of Internet consulting services. From 1999 to 2001, Mr. Doyle was Director, Business Development of Sapient Corp., a business and technology consulting company, and from 1995 to 1999, he was an account manager for EDS, an information technology services company.

Scott R. Heldfond, age 57, has been a director of the Company since 1998. Mr. Heldfond has been a director of Nasdaq Insurance Agency, an insurance brokerage firm, since 2002, and is managing partner of eSeed Capital, LLC, a venture capital firm established in 2000. Since February 1997, Mr. Heldfond also has been President and Chief Executive Officer of Frank Crystal & Co. of California, Inc., an insurance brokerage company. Prior to joining Frank Crystal & Co., from 1994 to February 1997, he was Chairman of Hales Capital LLC, an investment banking firm, and President of AON Real Estate and Investments. Mr. Heldfond is currently a member of the Board of Directors of Re-Energy, Inc., Homegain, Inc. and UFO Communications, Inc. Mr. Heldfond is a Class II director whose term expires at the 2005 Annual Meeting of Stockholders.

Manohar B. Hira, age 62, has been director of the Company since 1993. Mr. Hira was President of the Company from 1993 to 2000. Mr. Hira also served in various senior management capacities for companies in the UB Group from 1981 to 1995, including Chief Operating Officer—U.S. IT Operations, Export Manager, General Manager—Human Resources and Vice President—Administration. Mr. Hira is a Class III director whose term expires at the 2003 Annual Meeting of Stockholders.

Kent D. Price, age 59, has been director of the Company since 1998. Since 1999, Mr. Price has been President of Parkerprice Venture Capital (formerly Allegro Capital), a venture capital firm which invests in high technology companies. Since 1999, Mr. Price has been Chairman of Fluid, Inc., which provides e-business development services and solutions. Since August 1998, Mr. Price has been

President and a director of Robert Kent & Company, a financial advisory firm. Prior thereto, from January 1994 to July 1994 he was Chairman of San Francisco Company and Bank of San Francisco and from August 1994 to July 1998 was General Manager of Securities and Capital Markets for International Business Machines Corporation (IBM). He is currently a member of the board of directors of Mendocino Brewing Company, Inc., Aftermind, Inc., Fluid, Inc., American Bridge Company and Cutthroat Communications, Inc. Mr. Price is a Class I director whose term expires at the 2004 Annual Meeting of Stockholders.

Section 16 Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, officers, and persons who are directly or indirectly the beneficial owners of more than 10% of the Common Stock of the Company are required to file with the Commission, within specified monthly and annual due dates, a statement of their initial beneficial ownership and all subsequent changes in ownership of Common Stock. Rules of the Commission require such persons to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the Section 16(a) forms for the fiscal year ended December 31, 2002, the Company believes that all officers and directors of the Company filed the required Section 16(a) forms on a timely basis to report their ownership of and changes in beneficial ownership of Common Stock.

Item 11.    Executive Compensation

Cash and Non-Cash Compensation Paid to Executive Officers

The following table sets forth information regarding compensation paid by the Company for the years ended December 31, 2002, 2001 and 2000 to the Company’s President and Chief Executive Officer and each of the other persons who were serving as executive officers at December 31, 2002 whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2002 (together, the “named executive officers”).

[Remainder of page left intentionally blank]

Summary Compensation Table

Name and Principal Position	Annual Compensation						Long Term Compensation
	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Awards	Shares Underlying Options Granted	All Other Compensation
Robert C. Harbage President and CEO(1)	2002 2001 2000	$405,000 395,000 226,667	$100,000 200,000 200,000	(2) (2) (6)	$239,700 90,353 477,870	(3) (5) (7)	— — —	— — 300,000	$41,401 47,852 25,964	(4) (4) (4)
Vijay Mallya Chairman	2002 2001 2000	$150,000 150,000 150,000	— — —		— — —		— — —	— — 75,000	— — —
Neil Ebner Vice President, Finance, Chief Financial Officer and Secretary(8)	2002 2001 2000	$160,000 85,778 —	— — —		— — —		— — —	— 30,000 —	— — —
Greg Doyle Vice President, Solution Sales(9)	2002 2001 2000	$115,385 — —	— — —		— — —		— — —	10,000 — —	— — —

(1)    Mr. Harbage was first employed by UBICS in June 2000.

(2)    Represents the guaranteed bonus paid to Mr. Harbage pursuant to his Employment Agreement.

(3     Represents housing allowance paid to Mr. Harbage pursuant to his Employment Agreement and payment in exchange for surrender of Mr. Harbage’s relocation benefits, plus amounts paid to cover taxes on the foregoing payments.

(4     Represents imputed interest on loan from the Company.

(5     Represents housing allowance paid to Mr. Harbage pursuant to his Employment Agreement plus an amount paid to cover taxes on the foregoing payment.

(6)    Represents $100,000 signing bonus and $100,000 guaranteed bonus paid to Mr. Harbage pursuant to his Employment Agreement.

(7)    Represents housing allowance paid to Mr. Harbage pursuant to his Employment Agreement and fair market value of 100,000 shares of common stock granted to Mr. Harbage upon commencement of employment, plus amounts paid to cover taxes on the foregoing.

(8)    Mr. Ebner was first employed by UBICS in June 2001.

(9)    Mr. Doyle was first employed by UBICS in March 2002.

Stock Option Plan

The Company currently maintains the UBICS, Inc. 1997 Stock Option Plan (the “1997 Plan”) under which stock option awards may be made to eligible employees of the Company. A maximum of 1,800,000 shares of Common Stock may be issued pursuant to exercise of options granted under the 1997 Plan, which number may be adjusted to prevent dilution or enlargement of rights in the event of any stock dividend, reorganization, reclassification, recapitalization, stock split, combination, merger, consolidation or other relevant capitalization change. As of December 31, 2002, there were options to purchase an aggregate of 862,650 shares of UBICS Common Stock outstanding under the 1997 Plan.

Stock Options Granted to Executive Officers During Last Fiscal Year

During the year ended December 31, 2002, the Company did not award options or stock appreciation rights to any of its named executive officers other than as indicated in the table below.

Name	Number of Common Shares Underlying Options Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10%($)
Greg Doyle, Vice President Solution Sales	10,000	11.8%	$3.22	3/25/2102	$0	$0

(1)  Options vest in three equal annual installments commencing on the first anniversary of the grant date.

Stock Options Held by Executive Officers at December 31, 2002

The following table sets forth certain information with respect to the value of options held by the named executive officers on December 31, 2002. None of the named executive officers exercised any options to purchase common stock during the fiscal year ended December 31, 2002.

Aggregated Fiscal Year-End Option Values

Name	Number of Unexercised Options Held at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert C. Harbage	120,000	180,000	$0	$0
Vijay Mallya	150,000	0	$0	$0
Neil M. Ebner	10,000	20,000	$0	$0
Greg Doyle	0	10,000	$0	$0

Equity Compensation Plan Information as of December 31, 2002

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	862,650	$5.19	937,350
Equity compensation plans not approved by security holders	—	—	—
Total	862,650	$5.19	937,350

(1)  Relates to the 1997 Plan.

Compensation of Directors

The Company pays each director who is not an executive officer an annual retainer of $15,000, and all directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the Board of Directors. No stock options were granted during 2002 to the Directors.

Employment Agreements

UBICS entered into an employment agreement in 1997 with Vijay Mallya. The initial term of the employment agreement was three years. The agreement with Mr. Mallya was automatically extended beginning on the second anniversary of the agreement, so that the remaining term of the agreement is always one year unless either party gives notice of their intention to terminate the agreement at the end of the term. The agreement is terminable by UBICS immediately for cause. The agreement prohibits Mr. Mallya from competing with UBICS during his employment with UBICS and for one year thereafter, and from improperly disclosing or using UBICS’s proprietary information.

The employment agreement provides for payment of an annual base salary to Mr. Mallya of $150,000 and an annual bonus as determined by the Compensation Committee of the Board of Directors. The employment agreement also includes the provisions relating to severance described below.

The employment agreement with Mr. Mallya provides that if, on or after the date of a “Change in Control” (as defined herein), UBICS, for any reason, terminates the employee’s employment or the employee resigns “for good reason” (as defined herein), then UBICS shall pay to the employee within five days following the date of termination or date of resignation, as applicable: (i) the employee’s salary and benefits through the termination date or resignation date, both as in effect on the date prior to the date of the Change in Control; and (ii) the amount of any bonus payable to the employee for the year in which the Change in Control occurred, pro rated to take into account the number of days that have elapsed in such year prior to the termination date or resignation date. In addition, during a period following the termination or resignation date equal to the remaining term of the employee’s employment agreement as of the date immediately prior to such termination or resignation date, UBICS shall continue to pay to the employee his annual salary, as in effect on the day prior to the date of the Change in Control, on the dates when such salary would have been payable had the employee remained employed by UBICS and shall continue to provide to the employee during such specified period, at no cost to the employee, the benefits the employee was receiving on the day prior to the date of the Change in Control or benefits substantially similar thereto.

For purposes of the employment agreement, a “Change in Control” is deemed to occur upon any of the following events:

(i) any individual, corporation, partnership, association, trust or other entity (other than Vijay Mallya or an affiliate of Vijay Mallya) becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of UBICS representing 50% or more of the combined voting power of UBICS’s then outstanding voting securities;

(ii) the individuals who as of the date of the employment agreement are members of the Board of Directors of UBICS (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board of Directors of UBICS (provided, however, that if the election, or nomination for election by UBICS’s stockholders, of any new director was approved by a vote of at least a majority of the Incumbent Board, such new director will, for purposes of such agreements, be considered as a member of the Incumbent Board);

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

The term “good reason” means: (i) a material diminution by UBICS of the employee’s title or responsibilities, as that title and those responsibilities existed on the day prior to the date of a Change in Control; or (ii) a material diminution by UBICS in the employee’s salary, benefits or incentive or other forms of compensation, all as in effect on the day prior to the date of a Change in Control.

UBICS entered into an employment agreement in June 2000 with Robert C. Harbage pursuant to which he serves as President and Chief Executive Officer of the Company. The initial term of such agreement is three years, which term will be automatically extended for additional one-year terms unless either party gives notice of their intention to terminate the agreement at least three months prior to the end of the then existing term. The agreement is terminable by UBICS immediately for cause. The agreement prohibits Mr. Harbage from competing with UBICS during his employment with UBICS and for two years thereafter, provided that such period will be one year in the event of termination (i) by UBICS without cause, (ii) by Mr. Harbage for “good reason” (as defined below), or (iii) during the two-year period following a “change of control” (as defined above). The agreement also prohibits Mr. Harbage from improperly disclosing or using UBICS’s proprietary information.

The employment agreement with Mr. Harbage provides for an annual base salary of $400,000 and an annual performance bonus targeted to be equal to (but which may exceed) 100% of Mr. Harbage’s annual base salary based on achievement of goals set by UBICS in consultation with Mr. Harbage. The employment agreement provides Mr. Harbage with a guaranteed minimum bonus equal to 50% of his base salary for the first two years of the agreement.

In connection with the signing of the employment agreement, the Company paid Mr. Harbage a hiring bonus of $100,000, issued to Mr. Harbage 100,000 shares of UBICS Common Stock (the “Grant Shares”), and granted Mr. Harbage options to purchase 300,000 shares of UBICS Common Stock under the 1997 Plan. The options are exercisable at a price of $3.22 per share and vest 20% on each of the first five anniversaries of the grant date.

The Company also made an interest-free loan to Mr. Harbage at the time he was hired in the amount of $732,800, the proceeds of which were used by Mr. Harbage to purchase 183,200 shares of UBICS Common Stock (the “Purchase Shares”) from the Company’s principal shareholder, United Breweries Information Consultancy Services Ltd. The loan was evidenced by three separate promissory notes from Mr. Harbage, each due in November 2002 and secured by a pledge of the Grant Shares and the Purchase Shares. In connection with such loan, the Company granted to Mr. Harbage the right to require the Company to purchase the Purchase Shares from Mr. Harbage at a price of $3.00 per share during the term of the notes.

In November 2002, Mr. Harbage exercised his right to require the Company to purchase the Purchase Shares for $3.00 per share. The aggregate proceeds of $549,000 were applied toward repayment of the loan. In addition, the Company also repurchased the Grant Shares from Mr. Harbage for $37,000 and applied such amount toward repayment of the loan. At the same time, Mr. Harbage repaid the remaining balance of said loan.

The Company also agreed to pay or reimburse Mr. Harbage for his reasonable relocation and temporary living expenses in connection with his relocation to Pittsburgh, Pennsylvania and agreed to make additional payments to Mr. Harbage in such amounts as are necessary to leave him in the same after-tax position as if the relocation expense payment and the issuance of the Grant Shares were not taxable.

The employment agreement with Mr. Harbage provides that if, on or within two years after the date of a “change in control”, UBICS terminates Mr. Harbage’s employment for any reason other than cause, or Mr. Harbage resigns for “good reason”, then UBICS shall pay Mr. Harbage (i) his salary and benefits through such termination date or resignation date, (ii) any accrued but unpaid bonus payable with respect to a fiscal year ending prior to such termination or resignation, and (iii) his annual salary in effect at the date of termination or resignation plus his target bonus for the period equal to the longer of (A) twelve months following such termination or resignation or (B) the remaining term of the Agreement as in effect on the date prior to such termination or resignation. UBICS will also continue Mr. Harbage’s welfare benefits in effect at the date of termination until the earlier of the end of the period described in (iii) above or the date when Mr. Harbage has comparable coverage through another employer.

Under Mr. Harbage’s employment agreement, the term “good reason” means: (i) a material diminution by the Company of his title or responsibilities including a loss of the titles of President and/or Chief Executive Officer; (ii) a diminution by the Company in his salary, or incentive or other forms of compensation, provided that a reduction in his performance bonus from year to year which is related to achievement of performance goals shall not constitute good reason; (iii) a material diminution by the Company in his benefits; (iv) his not being elected to the board of directors within 30 days after the date of the employment agreement; (v) his loss of membership on the board of directors other than as a result of or in connection with (A) his death, disability or voluntary resignation from the board of directors or (B) termination of his employment by the Company for cause; (vi) relocation of his job location to a place, other than the state of California, which is more than 50 miles from the Company’s current headquarters in Canonsburg, Pennsylvania, without his agreement; (vii) a material breach of the agreement by the Company which is not cured within 20 days after delivery of written notice thereof; or (vii) loss of his reporting relationship to the Chairman of the Company.

UBICS and Manohar B. Hira are parties to an Agreement of Severance, Waiver and Release, as amended, (the “Severance Agreement”), pursuant to which (1) Mr. Hira’s employment was terminated effective as of June 30, 2000 and (2) Mr. Hira resigned from the office of President on June 7, 2000, the date on which UBICS hired Robert C. Harbage as President and Chief Executive Officer.

Pursuant to the Severance Agreement, UBICS made payments to Mr. Hira of $150,000 on April 1, 2000 and $100,000 on each of April 1, 2001, 2002 and 2003. In connection with an amendment to the Severance Agreement in December 1997, UBICS granted Mr. Hira ten year options to purchase 35,000 shares of Common Stock at an exercise price of $2.50 per share. In addition, on April 1, 2000, all stock options then held by Mr. Hira vested and became exercisable by Mr. Hira or his estate until the expiration date of such options. UBICS further agreed to provide Mr. Hira with medical insurance coverage for a period of four years following the termination of his employment. UBICS also agreed to amend a mortgage note dated June 24, 1998 from Mr. Hira to UBICS in the principal amount of $250,000 to eliminate all scheduled installment payments and provide that the principal amount and all accrued interest shall be due and payable on April 1, 2004. Mr. Hira agreed to release UBICS and its present and former officers, directors, employees, agents and attorneys from any and all claims, suits, damages and expenses related to or arising out of Mr. Hira’s employment or termination of employment with UBICS.

In June 2001, the Company entered into an employment agreement with Neil Ebner pursuant to which he serves as Vice President, Finance and Chief Financial Officer of the Company. Either party may terminate the agreement with or without cause with 15 days notice. The agreement prohibits Mr. Ebner from improperly disclosing or using UBICS’s proprietary information, and prohibits him from soliciting customers or employees of the Company during his employment by the Company and for three years following termination of employment.

The employment agreement with Mr. Ebner provides for an annual base salary of $160,000 and a bonus of $20,000 based on company and personal performance. In connection with the signing of the employment agreement, the Company granted Mr. Ebner options to purchase 30,000 shares of UBICS Common Stock under the 1997 Plan, vesting over three years.

In March 2002, the Company entered into an employment agreement with Greg Doyle pursuant to which he serves as Vice President, Solution Sales, of the Company. Either party may terminate the agreement with or without cause with two weeks notice. The agreement prohibits Mr. Doyle from improperly disclosing or using UBICS’s proprietary information, and prohibits him from soliciting customers or employees of the Company during his employment by the Company and for two years following termination of employment.

The employment agreement with Mr. Doyle provides for an annual base salary of $150,000 and annual performance commissions of up to $100,000, based on attainment of specified revenue quotas. In connection with the signing of the employment agreement, the Company granted Mr. Doyle options to purchase 10,000 shares of UBICS Common Stock under the 1997 Plan, vesting over three years.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors pursuant to which the Company has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors was dissolved by action of the full Board of Directors in November 2002. At the time of its dissolution, the Compensation Committee members were Scott R. Heldfond, Vijay Mallya and Kent D. Price. Since that time, the functions previously performed by the Compensation Committee have been carried out by the full Board of Directors (with interested members abstaining), made up of the former Compensation Committee members named above, plus Robert C. Harbage and Manohar Hira. Messrs. Mallya and Harbage were officers and employees of the Company during 2002 and Mr. Hira was formerly an officer and employee of the Company. Messrs. Mallya, Hira and Harbage had the relationships and transactions with the Company described below.

Mr. Mallya, Chairman and the beneficial owner of approximately 58% of the outstanding shares of Common Stock of the Company, may also deemed to be in “control” (within the meaning of the Securities Act of 1933, as amended (the “Securities Act”)) of each company that is a member of the UB Group. The UB Group is a multinational group of companies headquartered in India, and Mr. Mallya is Chairman and a significant shareholder of such companies. Any transaction between the Company, on the one hand, and a company in the UB Group, on the other hand, may be deemed to be a transaction between “affiliates” (within the meaning of the Securities Act). In addition, Mr. Hira, former President and a director of the Company, was employed in various senior management capacities with the UB Group and its affiliate, UB Information Consultancy Services Ltd., an Indian corporation (“UB Services”) from 1981 to 1995. See “Election of Directors.”

From time to time, the UB Group has provided administrative services to the Company by UB Group employees and allowed the Company the use of office space and facilities in India and other foreign locations where the UB Group has an office. Prior to 1997, such services were provided on an informal basis and not under a written contractual arrangement, although the Company reimbursed the UB Group for any out-of-pocket cost of the services provided.

In October 1997, the Company entered into Services Agreements with Mr. Mallya and two UB Group companies, UB International Limited and United Breweries Limited (the “Services Agreements”), pursuant to which the UB Group agreed to provide services and accommodations to the Company, including the right to use the “UB Group” name, both in India and in other countries where the UB Group has an office or location, from time to time on an as needed basis. The Services Agreements, which have an initial term of five years, require the Company to pay the UB Group company providing the services or accommodations compensation on terms no less favorable to the Company than those which would be made to non-affiliated parties. Compensation for services will be based on the estimated costs, including a reasonable allocation of direct and indirect overhead costs, incurred by the UB Group company providing the services. Compensation for use of facilities of a UB Group company will be based on the provider’s costs (including rent, taxes, utilities and other operating expenses) for the portion of the facility used by the Company, prorated based on the number of days of each month the Company actually uses the facility. The costs incurred by the Company in the future pursuant to these agreements are expected to be comparable to the costs incurred for such services for prior fiscal years.

The Company also has entered into non-competition agreements with Mr. Mallya and three UB Group companies (UB Services, United Breweries Limited and UB International Limited) pursuant to which the UB Group (including UB Services) and Mr. Mallya have agreed not, and to cause their respective affiliates not, to compete with the Company or use the name “UBICS” and to cause UB Services to cease business operations. Each non-competition agreement has a term of five years subject to earlier termination upon certain events involving a change in control of the Company.

The Company is party to a sublease agreement with United Breweries of America (“UBA”), a UB Group company, pursuant to which the Company subleases its office space in Sausalito, California from UBA on a month-to-month basis. The rental amount for such subleased space is $7,700 per month or $92,400 per year.

On October 21, 2002, the Company, through its subsidiary, UBICS Holding Company (“UBICS Holding”), acquired a Boeing 727-100 aircraft (the “Aircraft”) from Davis Oil Company. Title to the Aircraft was registered in the name of Wells Fargo Bank Northwest, National Association (“Wells”), as trustee under a Trust Agreement dated October 21, 2002 between Wells and UBICS Holding, as trustor and sole beneficiary of such trust.

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

The Lessee is a controlled affiliate of United Breweries (Holdings) Limited, an Indian company (the “Guarantor”), which entered into a Guaranty and Suretyship Agreement, absolutely and unconditionally guaranteeing all obligations of the Lessee under the Lease. Vijay Mallya is the Chairman and the beneficial owner of a substantial percentage of the stock of the Guarantor, which controls the Lessee.

Manohar B. Hira, the former president and currently a director of the Company, executed and delivered to UBICS a Mortgage Note dated June 24, 1998 in the principal amount of $250,000 (the “Note”) evidencing a loan in such amount by UBICS to Mr. Hira to finance a portion of the purchase price of a personal residence. The Note is secured by a second mortgage on such property in favor of UBICS. The terms of the Note were amended pursuant to the Severance Agreement which is described above under “Executive Compensation — Employment Agreements” to provide that no installment payments of principal or interest are required to be made until the maturity date (April 1, 2004), at which date all principal and accrued interest will be due and payable.

In June 2000, in connection with its hiring of Robert C. Harbage to be its President and Chief Executive Officer, the Company made a $732,800 interest-free loan to Mr. Harbage, the proceeds of which were used by Mr. Harbage to purchase 183,200 shares of UBICS Common Stock from the Company’s principal shareholder, United Breweries Information Consultancy Services, Ltd., at a price of $4.00 per share. The Company also granted to Mr. Harbage the right to require the Company to purchase such shares during the 30 month term of the loan at a price of $3.00 per share. In November 2002, Mr. Harbage exercised his right to require the Company to purchase such shares and the aggregate proceeds of $549,000 were applied toward repayment of the loan. The Company also repurchased 100,000 shares of Common Stock pledged by Mr. Harbage to secure the loan for $37,000 and applied such amount toward repayment of the loan. At the same time, Mr. Harbage repaid the remaining balance of said loan. See “Executive Compensation — Employment Agreements.”

Report of the Board on Executive Compensation

The Board of Directors is responsible for reviewing and making decisions with respect to salaries, bonuses and other compensation of the Company’s executive officers and administering any stock option or stock purchase plans unless otherwise provided by such plan or the Board.

The base salaries of UBICS’s executive officers, including Robert C. Harbage, Vijay Mallya, Neil M. Ebner and Greg Doyle, are as provided in such officers’ respective employment agreements with UBICS.

Mr. Harbage, President and Chief Executive Officer of UBICS, is eligible to receive compensation in the form of base salary, bonus and stock options. The base salary paid to Mr. Harbage is determined pursuant to his Employment Agreement and is not related to the financial performance of UBICS. A bonus may be paid to Mr. Harbage under his Employment Agreement, in the discretion of the Board; this component of compensation takes into account factors such as the financial performance of UBICS for the year in question and the Board’s assessment of Mr. Harbage’s performance. In 2002, a $100,000 guaranteed bonus was paid to Mr. Harbage pursuant to his Employment Agreement. Mr. Harbage is eligible to receive stock option grants under the 1997 Plan, which are intended primarily as an incentive to retain him and encourage him to continue to work for the growth of UBICS. No stock options were granted to Mr. Harbage during 2002.

During 2002, the Board granted stock options covering 10,000 shares of UBICS Common Stock to Greg Doyle in connection with his hiring as Vice President, Solution Sales, and stock options covering 75,000 shares of UBICS Common Stock to William T. Miralia in connection with his hiring as Senior Vice President, Sales and Operations. No other stock options were granted to the Company’s executive officers.

By the Board of Directors:

Vijay Mallya, Chair

Robert C. Harbage

Scott B. Heldfond

Manohar B. Hira

Kent D. Price

Stock Performance Graph

The following graph shows the cumulative total stockholder return on the UBICS Common Stock from December 31, 1997 through December 31, 2002 as compared to the returns of the Nasdaq National Market Composite Index and the Nasdaq Computer and Data Processing Services Stock Index. The graph assumes that $100 was invested in UBICS Common Stock on December 31, 1997, and in the Nasdaq National Market Composite Index and the Nasdaq Computer and Data Processing Services Stock Index and assumes reinvestment of dividends.

	UBICS Common Stock	Nasdaq National Market Composite Index	Nasdaq Computer and Data Processing Services Stock Index
12/31/97	100.00	100.00	100.00
12/31/98	35.87	140.23	183.33
12/31/99	20.87	260.66	375.88
12/31/00	9.65	158.30	209.32
12/31/01	4.67	124.65	158.48
12/31/02	1.47	85.12	100.64

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of UBICS Common Stock as of April 1, 2003 by each person who is known by UBICS to have been the beneficial owner of more than five percent of the UBICS Common Stock on that date.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent
United Breweries Information Consultancy Services Ltd.(2)	3,850,551	57.9
Vijay Mallya(3)(4)	4,000,551	58.8
Dimensional Fund Advisors, Inc.(5)	353,600	5.3

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”), and includes shares as to which the listed person has or shares voting and/or investment power. Shares of UBICS Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this Proxy Statement are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)  United Breweries Information Consultancy Services Ltd. (the “Principal Stockholder”), is a corporation organized under the laws of the British Virgin Islands. The Principal Stockholder’s address is P.O. Box 3149, Pasea Estate, Road Town, BVI. Vijay Mallya (directly and through other entities owned and controlled by Mr. Mallya) owns all of the outstanding equity interests in the Principal Stockholder and therefore is the indirect beneficial owner of such shares.

(3)  Includes shares owned by the Principal Stockholder, which shares are indirectly beneficially owned by Mr. Mallya as set forth in footnote 2. The address of Mr. Mallya is c/o UBICS, Inc., 333 Technology Drive, Suite 210, Southpointe, Canonsburg, Pennsylvania 15317.

(4)  Includes 150,000 shares of UBICS Common Stock that may be acquired by Mr. Mallya pursuant to the exercise of options granted under the 1997 Plan.

(5)  The address of Dimensional Fund Advisors Inc., as reported in its Schedule 13G, is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Securities Ownership of Directors and Executive Officers

The following table shows the beneficial ownership of UBICS Common Stock by each Director, nominee for Director, each named executive officer and all executive officers as a group, as of April 1, 2003. The named executive officers are Robert C. Harbage, who served as President and Chief Executive Officer during 2002, Vijay Mallya, Neil M. Ebner and Greg Doyle.

Name	Shares Beneficially Owned(1)
	Number	Percent
Vijay Mallya(2)	4,000,551	58.8
Robert C. Harbage	120,000	1.8
Manohar B. Hira(3)	247,700	3.6
Scott R. Heldfond	42,000	*
Kent D. Price	51,000	*
Neil M. Ebner	10,000	*
Greg Doyle	0	0
All directors and executive officers as a group (8 persons)	4,471,251	61.7

*  Represents less than 1% of the outstanding shares.

(1)  Includes shares held of record and shares owned through a bank, broker or other nominee by Directors and executive officers, and shares of UBICS Common Stock that may be acquired by the following directors and executive officers pursuant to the exercise of options granted pursuant to the 1997 Plan: Mr. Mallya, 150,000; Mr. Harbage, 120,000; Mr. Hira, 240,000; Mr. Heldfond, 40,000; Mr. Price, 40,000; Mr. Ebner, 10,000; all directors and executive officers as a group, 600,000.

(2)  Includes 3,850,551 shares owned by the Principal Stockholder. Vijay Mallya (directly and through other entities owned and controlled by Mr. Mallya) owns all of the outstanding equity interests in the Principal Stockholder and therefore is the indirect beneficial owner of such shares.

(3)  Includes 7,000 shares owned solely by Mr. Hira’s wife, with respect to which Mr. Hira disclaims beneficial ownership.

Item 13.    Certain Relationships and Related Transactions

The Company has entered and intends to enter into certain arrangements and agreements with companies affiliated with its Chairman, Vijay Mallya, and the UB Group. Such arrangements and agreements are detailed above under Item 12, “Executive Compensation — Compensation Committee Interlocks and Insider Participation.”

Manohar B. Hira, a director and former president of the Company, and Robert C. Harbage, President and Chief Executive Officer and a director of the Company, were indebted to the Company during 2002. Mr. Harbage also was party to a transaction during 2002 in which he sold shares of Common Stock to the Company. Such indebtedness and transaction are described above under Item 12, “Executive Compensation – Compensation Committee Interlocks and Insider Participation.”

The Company has a policy requiring all related party transactions to be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors or, if required by law, a majority of the disinterested stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBICS, Inc. (Registrant)

By:	/s/ Robert Harbage
Robert Harbage
President & CEO

April 29, 2003

CERTIFICATION PURSUANT SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert C. Harbage, President and Chief Executive Officer and acting principal financial officer of UBICS, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of UBICS, Inc. (the “Annual Report”); and

2.    Based on my knowledge, the Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report.

Date: April 29, 2003	/s/ Robert C. Harbage

Robert C. Harbage Chief Executive Officer